Form 10QSB
period 2005-03-31
NSB HOLDINGS, INC.
filed 2005-05-16
CIK 1313730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from               to

Commission File Number  000-51112

NSB HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	000-51112	20-2118147
(State or Other Jurisdiction of	Commission	(I.R.S. Employer
Incorporation or Organization)	File No.	Identification No.)

4077 Forsyth Road

Macon, Georgia 31210

(Address of Principal Executive Offices)

(478) 745-7720
(Issuer’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒        No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 1,736,054 shares outstanding at March 31, 2005

Transitional Small Business Disclosure Format (check one):

Yes   ☐        No   ☒

NSB HOLDINGS, INC.

NSB HOLDINGS, INC.

Balance Sheets

March 31, 2005 and December 31, 2004

(Unaudited)

	As of
	March 31,	December 31,
	2005	2004

Assets
Cash and due from banks	$7,295,461	$5,275,001
Federal funds sold	2,577,000	4,556,000
Total cash and cash equivalents	9,872,461	9,831,001

Securities available for sale, at fair value	22,233,796	19,135,653
Federal Home Loan Bank stock, restricted, at cost	1,255,700	1,186,600
Loans held for sale	426,776	890,529
Loans, net of unearned income	263,118,734	228,282,068
Less - allowance for loan losses	(3,299,475)	(2,800,000)
Loans, net	259,819,259	225,482,068

Bank premises and equipment, net	4,988,200	4,608,777
Accrued interest receivable	1,618,326	1,157,596
Other assets	1,372,853	1,024,796
Total Assets	$301,587,371	$263,317,020

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$17,296,662	$16,947,999
Interest bearing	236,862,080	204,300,185
Total deposits	254,158,742	221,248,184

Federal funds purchased	—	—
FHLB borrowings	23,500,000	19,200,000
Accrued interest payable	874,103	663,695
Accrued expenses and other liabilities	501,337	239,393
Total liabilities	24,875,440	20,103,088

Shareholders’ Equity:
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 1,736,054 in 2005 and 2004	8,680,270	8,680,270
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Paid-in capital surplus	12,047,356	12,047,356
Retained earnings	1,976,301	1,353,621
Accumulated other comprehensive income (loss)	(150,738)	(115,499)
Total shareholders’ equity	22,553,189	21,965,748
Total Liabilities and Shareholders’ Equity	$301,587,371	$263,317,020

NSB HOLDINGS, INC.
Statements of Income
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Interest and Dividend Income:
Interest and fees on loans	$3,916,694	$1,981,118
Interest on securities:
Taxable income	155,789	103,023
Non-taxable income	19,742	—
Income on federal funds sold	21,181	8,917
Other interest and dividend income	9,484	3,366
Total interest and dividend income	4,122,890	2,096,424

Interest Expense:
Deposits	1,298,616	641,767
FHLB borrowings	106,876	25,500
Federal funds purchased	9,173	351
Other interest expense	—	—
Total interest expense	1,414,665	667,618

Net interest income before provision for loan losses	2,708,225	1,428,806
Less - provision for loan losses	495,000	172,500
Net interest income after provision for loan losses	2,213,225	1,256,306

Noninterest Income:
Service charges on deposit accounts	85,392	45,255
Other service charges, commissions and fees	14,898	7,607
Gain on sales / calls of investment securities	—	—
Other income	77,922	9,984
Total noninterest income	178,212	62,846

Noninterest Expense:
Salaries	512,613	321,239
Employee benefits	241,588	108,599
Net occupancy expense	69,858	49,483
Equipment rental and depreciation of equipment	62,391	39,067
Loss on sales of assets	—	—
Other expenses	524,531	286,888
Total noninterest expense	1,410,981	805,276

Income Before Income Taxes	980,456	513,876
Provision for income taxes	357,776	189,908
Net Income	$622,680	$323,968

Earnings per share:
Basic	$0.36	$0.24
Diluted	$0.34	$0.22

NSB HOLDINGS, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$622,680	$323,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	495,000	172,500
Depreciation	75,945	48,754
Net amortization of securities	15,663	22,052
Loss on sales of assets	—	—
Gain on sales / calls of investment securities	—	—
Loans held for sale	463,753	—
Changes in accrued income and other assets	(808,787)	(108,718)
Changes in accrued expenses and other liabilities	490,505	99,348
Net cash provided by operating activities	1,354,759	557,904

Cash Flows from Investing Activities:
Net change in loans to customers	(34,832,191)	(14,487,992)
Purchase of available for sale securities	(3,189,079)	(3,004,554)
Sales of securities available for sale	—	497,500
Proceeds from maturities/calls of available for sale securities	—	1,200,123
Purchase of mortgage backed securities	(512,376)	—
Proceeds from paydowns on mortgage-backed securities	534,257	—
Purchase of debt securities	—	—
Purchase of FHLB stock	(69,100)	(200,000)
Property and equipment expenditures	(455,368)	(809,143)
Proceeds from sales of assets	—	—
Net cash used in investing activities	(38,523,857)	(16,804,066)

Cash Flows from Financing Activities:
Net change in deposits	32,910,558	7,777,798
Net increase (decrease) in federal funds purchased	—	—
FHLB borrowings	4,300,000	4,000,000
Proceeds from issuance of common stock	—	—
Cash dividends paid	—	—
Net cash provided by financing activities	37,210,558	11,777,798

Net Increase (Decrease) in Cash and Cash Equivalents	41,460	(4,468,364)
Cash and Cash Equivalents, Beginning of Year	9,831,001	10,908,820
Cash and Cash Equivalents, End of Quarter	$9,872,461	$6,440,456

NSB HOLDINGS, INC.

Notes to Financial Statements
(Unaudited)

(1)         Basis of Presentation

New Southern Bank began operation on December 10, 2001 and operates as a state chartered bank in Macon, Georgia. In November 2000, the organizers of the Bank began the process of establishing the Bank.  From that time until commencement of operations, the proposed Bank was a development stage enterprise.  The Bank provides a variety of financial services to individuals and small businesses through its offices in Middle Georgia.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial real estate loans.

At the April 27, 2004 Annual Meeting of Shareholders, the shareholders approved the proposal to reorganize the Bank into a holding company structure by virtue of a share exchange whereby each share of Bank common stock issued and outstanding was to be converted into and exchanged for the right to receive one share of NSB Holdings, Inc. common stock.  NSB Holdings, Inc. is a company organized by the Bank for the purpose of serving as its holding company. The share exchange was consummated on January 3, 2005, and NSB Holdings, Inc. effective as of that date became the holding company for New Southern Bank.  New Southern Bank common stock is NSB Holdings’ only significant asset.  No changes in the management or business strategy of the Bank have occurred or will occur as a result of the holding company reorganization.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information refer to the financial statements and footnotes thereto included in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the FDIC.

(2)         New and Pending Pronouncements

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using APB opinion No. 25’s intrinsic value method and, as such, generally recognizes nocompensation expense for employee stock options.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would not have materially affected the Company’s consolidated financial statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant.  SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced a new rule that amends the compliance dates for SFAS No. 123(R).  The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after December 15, 2005.  SFAS No. 123(R) is effective for the Company beginning in the first quarter of 2006.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

(3)         Other Comprehensive Income

During the three months ended March 31, 2005, the Company had unrealized holding gains on investment securities which were reported as comprehensive income.  An analysis of accumulated other comprehensive income since December 31, 2004 follows:

Accumulated other comprehensive income (loss) at December 31, 2004	$(115,499)
Other comprehensive income, net of tax:
Gross change in unrealized loss on securities availible for sale	(47,220)
Deferred tax effect	11,981
Net change	(35,239)
Less: Reclassification adjustment for gains realized in net income	—
Accumulated other comprehensive income (loss) at March 31, 2005	$(150,738)

(4)         Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended March 31, 2005	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$622,680	1,736,054	$0.36
Effect of dilutive common stock issuances:
Stock options	—	113,222	(0.02)
Diluted earnings per share	$622,680	1,849,276	$0.34

For the three-months ended March 31, 2004	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$323,968	1,355,102	$0.24
Effect of dilutive common stock issuances:
Stock options	—	104,413	(0.02)
Diluted earnings per share	$323,968	1,459,515	$0.22

NSB HOLDINGS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2005 and 2004

The following discussion of financial condition as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.  Please note that the Company acquired its only asset, 1005 of the common stock of New Southern Bank, as of January 3, 2005.  All information for 2004 is information regarding New Southern Bank.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements.  Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

Factors which could cause actual results to differ from expectations include, among other things:

•                  the challenges, costs and complications associated with the continued development of our branches;

•                  the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us;

•                  our dependence on senior management;

•                  competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services;

•                  adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);

•                  changes in deposit rates, the net interest margin, and funding sources;

•                  inflation, interest rate, market, and monetary fluctuations;

•                  risks inherent in making loans including repayment risks and value of collateral;

•                  the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

•                  fluctuations in consumer spending and saving habits;

•                  the demand for our products and services;

•                  technological changes;

•                  the challenges and uncertainties in the implementation of our expansion and development strategies;

•                  the ability to increase market share;

•                  the adequacy of expense projections and estimates of impairment loss;

•                  the impact of changes in accounting policies by the Securities and Exchange Commission;

•                  unanticipated regulatory or judicial proceedings;

•                  the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);

•                  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•                  the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;

•                  the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•                  other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and

•                  Our success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses - A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	March 31,	December 31,
	2005	2004	$ Change	% Change
Assets:
Cash and due from banks	$7,295,461	$5,275,001	$2,020,460	38.30%
Federal funds sold	2,577,000	4,556,000	(1,979,000)	-43.44%
Securities available for sale	22,233,796	19,135,653	3,098,143	16.19%
Loans	263,118,734	228,282,068	34,836,666	15.26%
Total assets	301,587,371	263,317,020	38,270,351	14.53%
Liabilities:
Deposits	254,158,742	221,248,184	32,910,558	14.87%
FHLB borrowings	23,500,000	19,200,000	4,300,000	22.40%

Loan to Deposit Ratio	103.53%	103.18%

The most significant change in the composition of assets was the increase in loans due to continued growth of the Company.  The most significant change in the composition of liabilities was the increase in deposits to fund loan growth.

Asset Quality

The composition of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due is shown below.

	March 31,	December 31,
	2005	2004
Loans on nonaccrual	$512,311	$137,314
Loans greater than 90 days past due	—	—
Other real estate owned	—	—
Other repossessed collateral	—	—

Total nonperforming assets	$512,311	$137,314

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.19%	0.06%

This increase is primarily due to the maturation of the loan portfolio.  Two loans totaling $375,000 were transferred by management to a non-accrual status during the quarter.  At this time, management does not expect any material losses due to the collateral position and specific reserves related to these credits.  There were no related party loans, which were considered nonperforming at March 31, 2005.

A summary of changes in the allowance for loan losses of the Company is as follows:

		% of Loans
Balance at December 31, 2004	$2,800,000	1.23%

Add: Provision for loan losses	495,000
	3,295,000
Less: Net (charge-offs) recoveries	4,475

Balance at March 31, 2005	$3,299,475	1.25%

The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable.  However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance.  As a new institution, the Bank does not yet have a sufficient history of portfolio performance on which to base additions.  Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%.  Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

In addition, management performs an on-going loan review process.  All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model that assesses the adequacy of the

current allowance for loan losses, and this evaluation is presented to the Board of Directors each month.   Large loans are reviewed periodically.  Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation.

The Bank’s policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

Results of Operations

General

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the significant components of Net Income:

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Interest Income	$4,122,890	$2,096,424	$2,026,466	96.66%
Interest Expense	1,414,665	667,618	747,047	111.90%
Net Interest Income	2,708,225	1,428,806	1,279,419	89.54%
Provision for Loan Losses	495,000	172,500	322,500	186.96%
Net Income	622,680	323,968	298,712	92.20%
Net Income Per Diluted Shares	$0.34	$0.22	0.12	54.55%

The increases in interest income and interest expense are primarily due to the continued growth in loans and deposits of the Bank.

Composition of other noninterest income is as follows:

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Service charges on deposit accounts	$85,392	$45,255	$40,137	88.69%
Other service charges, commissions and fees	14,898	7,607	7,291	95.85%
Gain on sales / calls of investment securities	—	—	—	—
Other income	77,922	9,984	67,938	680.47%
Total noninterest income	178,212	62,846	115,366	183.57%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Other income consists primarily of income from mortgage loan brokerage activity started in 2004.

Composition of other noninterest expense is as follows:

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Salaries	$512,613	$321,239	$191,374	59.57%
Employee benefits	241,588	108,599	132,989	122.46%
Net occupancy expense	69,858	49,483	20,375	41.18%
Equipment rental and depreciation of equipment	62,391	39,067	23,324	59.70%
Loss on sales of assets	—	—	—	—
Other expenses	524,531	286,888	237,643	82.83%
Total noninterest expense	1,410,981	805,276	605,705	75.22%

The increases in noninterest expenses are primarily due to the growth of the bank.  The most significant increases in the first quarter of 2005 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At March 31, 2005, the number of full-time equivalent employees was 50 compared to 31 at March 31, 2004.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for two new branches.   Additionally, the bank relocated its Operations Department during the first quarter of 2005. The bank operates from five facilities as of March, 2005 compared to two facilities as of March, 2004.  The increases in other expenses are not attributable to any one particular item, but represent normal increases.

Other major expenses included in other expenses are as follows:

	Three Months Ended
	March 31,
	2005	2004
Advertising	49,167	27,173
Brokerage fees	62,162	22,338
Data processing	54,296	36,291
Director and committtee fees	56,100	3,000

Liquidity

The Bank’s internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The Bank’s liquid assets as a percentage of total deposits were as follows:

	March 31,	December 31,
	2005	2004
Liquid assets as a percentage of deposits	3.88%	4.44%

The Bank’s available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	March 31,	December 31,
	2005	2004
Federal funds purchased lines available	$17,450,000	$12,750,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) as follows:

	March 31, 2005
	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.11%	July 7, 2008	$6,000,000
Three month Libor minus fifty basis points, current rate 2.54%	July 18, 2007	$5,000,000
One month Libor plus five basis points, current rate 2.90%	October 20, 2006	$5,200,000
Overnight funds rate - 3.00%	Overnight	$7,300,000

Stock in the FHLB and a blanket lien on residential, multifamily and commercial loans with a carrying value of $44,722,325 secure the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect.

	March 31,	December 31,
	2005	2004
Federal Home Loan Bank stock	$1,255,700	$1,186,600

At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The following table summarizes the capital position of the Company:

	March 31,	December 31,
	2005	2004	$ Change	% Change
Total Capital	$22,553,189	$21,965,748	$587,441	2.67%
Tier 1 Leverage Ratio	8.13%	8.91%	-0.78%	-8.75%
Risk Weighted Total Capital Ratio	9.28%	10.21%	-0.93%	-9.11%
Tier 1 Risk Weighted Capital Ratio	8.11%	9.06%	-0.95%	-10.49%

The capital of the Company exceeded all prescribed regulatory capital guidelines.  Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points.  Tier 1 capital consists of common shareholders’ equity, less certain intangibles.  Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier I capital.

The decrease in the Bank’s capital ratios is primarily due to the continued growth of the company.

NSB HOLDINGS, INC.
Item 3. Controls and Procedures
For the Three Months Ended March 31, 2005

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report.  Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the first quarter of 2005, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

NSB HOLDINGS, INC.
Part II. Other Information
For the Three Months Ended March 31, 2005

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended March 31, 2005.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSB HOLDINGS, INC.

/s/ Mark A. Stevens

Mark A. Stevens
President and Chief Executive Officer

Date: May 16, 2005