Form 10QSB
period 2005-06-30
NSB HOLDINGS, INC.
filed 2005-08-12
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 2005

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
Common Stock $5 par value, 1,736,054 shares outstanding at June 30, 2005

Transitional Small Business Disclosure Format (check one):

Yes  ☐      No  ☒

NSB HOLDINGS, INC.

NSB HOLDINGS, INC.

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Unaudited)

	As of
	June 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$9,393,836	$5,275,001
Federal funds sold	4,277,000	4,556,000
Total cash and cash equivalents	13,670,836	9,831,001
Securities available for sale, at fair value	27,159,789	19,135,653
Federal Home Loan Bank stock, restricted, at cost	1,255,700	1,186,600
Loans held for sale	826,628	890,529
Loans, net of unearned income	284,354,083	228,282,068
Less - allowance for loan losses	(3,645,300)	(2,800,000)
Loans, net	280,708,783	225,482,068
Bank premises and equipment, net	5,744,587	4,608,777
Accrued interest receivable	1,722,022	1,157,596
Other assets	5,760,341	1,024,796
Total Assets	$336,848,686	$263,317,020

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$19,705,046	$16,947,999
Interest bearing	265,751,307	204,300,185
Total deposits	285,456,353	221,248,184
Federal funds purchased	—	—
FHLB borrowings	16,200,000	19,200,000
Trust Preferred Securities	10,310,000	—
Accrued interest payable	1,111,656	663,695
Accrued expenses and other liabilities	363,252	239,393
Total liabilities	27,984,908	20,103,088
Shareholders’ Equity:
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 1,736,054 in 2005 and 2004	8,680,270	8,680,270
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Paid-in capital surplus	12,047,356	12,047,356
Retained earnings	2,846,197	1,353,621
Accumulated other comprehensive income (loss)	(166,398)	(115,499)
Total shareholders’ equity	23,407,425	21,965,748
Total Liabilities and Shareholders’ Equity	$336,848,686	$263,317,020

NSB HOLDINGS, INC.

Consolidated Statements of Income

For the Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
	2005	2004	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$4,732,648	$2,127,895	$8,649,342	$4,109,013
Interest on securities:		—
Taxable income	184,322	96,495	340,111	199,518
Non-taxable income	30,274	6,158	50,016	6,158
Income on federal funds sold	28,877	2,552	50,058	11,469
Other interest and dividend income	14,943	3,960	24,427	7,326
Total interest and dividend income	4,991,064	2,237,060	9,113,954	4,333,484
Interest Expense:
Deposits	1,684,387	626,873	2,983,003	1,268,640
FHLB borrowings	136,839	35,499	243,715	60,999
Federal funds purchased	9,358	2,049	18,531	2,400
Other interest expense	94,543	—	94,543	—
Total interest expense	1,925,127	664,421	3,339,792	1,332,039

Net interest income before provision for loan losses	3,065,937	1,572,639	5,774,162	3,001,445
Less - provision for loan losses	345,000	187,000	840,000	359,500
Net interest income after provision for loan losses	2,720,937	1,385,639	4,934,162	2,641,945
Noninterest Income:
Service charges on deposit accounts	100,694	65,896	186,086	111,151
Other service charges, commissions and fees	18,275	9,731	33,173	17,338
Gain on sales / calls of investment securities	—	—	—	—
Other income	110,205	13,558	188,127	23,542
Total noninterest income	229,174	89,185	407,386	152,031
Noninterest Expense:
Salaries	593,908	331,098	1,106,521	652,337
Employee benefits	193,020	112,610	434,608	221,209
Net occupancy expense	95,018	59,789	164,876	109,272
Equipment rental and depreciation of equipment	66,322	48,096	128,713	87,163
Loss on sales of assets	—	—	—	—
Other expenses	633,100	372,057	1,157,631	658,945
Total noninterest expense	1,581,368	923,650	2,992,349	1,728,926

Income Before Income Taxes	1,368,743	551,174	2,349,199	1,065,050
Provision for income taxes	498,847	203,996	856,623	393,904
Net Income	$869,896	$347,178	$1,492,576	$671,146
Earnings per share:
Basic	$0.50	$0.24	$0.86	$0.48
Diluted	$0.47	$0.22	$0.80	$0.45

NSB HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,492,576	$671,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	840,000	359,500
Depreciation	157,866	107,319
Net amortization of securities	29,388	46,934
Loss on sales of assets	—	—
Gain on sales / calls of investment securities	—	—
Loans held for sale	63,901	—
Changes in accrued income and other assets	(5,299,971)	(274,840)
Changes in accrued expenses and other liabilities	598,041	191,652
Net cash provided by operating activities	(2,118,199)	1,101,711
Cash Flows from Investing Activities:
Net change in loans to customers	(56,066,715)	(32,369,778)
Purchase of available for sale securities	(6,915,946)	(4,827,401)
Sales of securities available for sale	—	497,500
Proceeds from maturities/calls of available for sale securities	500,000	2,397,341
Purchase of mortgage backed securities	(2,511,751)	—
Proceeds from paydowns on mortgage-backed securities	797,053	—
Purchase of debt securities	—	—
Purchase of FHLB stock	(69,100)	(325,000)
Property and equipment expenditures	(1,293,676)	(1,271,781)
Proceeds from sales of assets	—	—
Net cash used in investing activities	(65,560,135)	(35,899,119)
Cash Flows from Financing Activities:
Net change in deposits	64,208,169	17,824,968
Net increase (decrease) in federal funds purchased	—	—
FHLB borrowings	(3,000,000)	6,500,000
Proceeds from Trust preferred securities	10,310,000	—
Proceeds from issuance of common stock	—	4,862,025
Cash dividends paid	—	—
Net cash provided by financing activities	71,518,169	29,186,993
Net Increase (Decrease) in Cash and Cash Equivalents	3,839,835	(5,610,415)
Cash and Cash Equivalents, Beginning of Year	9,831,001	10,908,820
Cash and Cash Equivalents, End of Quarter	$13,670,836	$5,298,405

NSB HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)   Basis of Presentation

New Southern Bank began operation on December 10, 2001 and operates as a state chartered bank in Macon, Georgia. In November 2000, the organizers of the Bank began the process of establishing the Bank. From that time until commencement of operations, the proposed Bank was a development stage enterprise. The Bank changed its name to Atlantic Southern Bank effective July 11, 2005. The Bank will continue to operate under the name of New Southern Bank, a Division of Atlantic Southern Bank, in a seven-county area in Central Georgia. The Bank will operate under the name of Atlantic Southern Bank outside the seven-county area in Central Georgia. The Bank provides a variety of financial services to individuals and small businesses through its offices in Middle Georgia. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial real estate loans.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the financial statements and footnotes thereto included in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the FDIC.

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

(3)   Other Comprehensive Income

During the six months ended June 30, 2005, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2004 follows:

Accumulated other comprehensive income (loss) at December 31, 2004	$(115,499)
Other comprehensive income, net of tax:
Gross change in unrealized loss on securities availible for sale	(68,205)
Deferred tax effect	17,306
Net change	(166,398)
Less: Reclassification adjustment for gains realized in net income	—
Accumulated other comprehensive income (loss) at June 30, 2005	$(166,398)

(4)   Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the Six Months Ended June 30, 2005

		Average
	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$1,492,576	1,736,054	0.86
Effect of dilutive common stock issuances:
Stock options	—	127,231	(0.06)
Diluted earnings per share	$1,492,576	1,863,285	0.80

For the Six Months Ended June 30, 2004

		Average
	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$671,146	1,398,416	0.48
Effect of dilutive common stock issuances:
Stock options	—	104,413	(0.03)
Diluted earnings per share	$671,146	1,502,829	0.45

(5)   Trust Preferred Securities

On April 28, 2005, NSB Statutory Trust 1 (“NST”), a wholly owned subsidiary of the Company closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of NST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of NST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of three month LIBOR plus 205 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of June 30, 2005, the outstanding principal balance of the Trust Preferred Securities was $10,000,000.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Trust Preferred Securities are redeemable prior to the maturity date of June 15, 2035 at the option of the Company on or after March, 2009 at par, on or after June, 2005 at a premium, or upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.

(6)   Salary Continuation Plan

During the second quarter of 2005, the Bank established a Salary Continuation Agreement for its President and certain executive officers whereby benefits are payable at age fifty to sixty-seven for a period of twelve to fifteen years after retirement. The present value of the estimated liability is being accrued over the expected remaining years of employment. The Bank expensed approximately $8,680 for the six month period ended June 30, 2005 under this plan.

The Bank is the owner and beneficiary of life insurance policies purchased during the second quarter of 2005 on the lives of the President and certain key officers. The Bank intends to use these policies to fund the Salary Continuation Plan described above. The carrying value of the policies was approximately $4,018,797 at June 30, 2005. The Bank accrued income of approximately $18,797 for the six month period ended June 30, 2005 for the increase in the cash surrender value of these policies.

NSB HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Six Months in the Period Ended

June 30, 2005 and 2004

The following discussion of financial condition as of June 30, 2005 compared to December 31, 2004, and the results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report. Please note that the Company acquired its only asset, 100% of the common stock of New Southern Bank, as of January 3, 2005. All information for 2004 is information regarding New Southern Bank.

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

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	June 30,	December 31,
	2005	2004	$ Change	% Change
Assets:
Cash and due from banks	$9,393,836	$5,275,001	$4,118,835	78.08%
Federal funds sold	4,277,000	4,556,000	(279,000)	-6.12%
Securities available for sale	27,159,789	19,135,653	8,024,136	41.93%
Loans	284,354,083	228,282,068	56,072,015	24.56%
Total assets	336,848,686	263,317,020	73,531,666	27.93%
Liabilities:
Deposits	285,456,353	221,248,184	64,208,169	29.02%
FHLB borrowings	16,200,000	19,200,000	(3,000,000)	-15.63%

Loan to Deposit Ratio	99.61%	103.18%

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

	June 30,	December 31,
	2005	2004
Loans on nonaccrual	$356,174	$137,314
Loans greater than 90 days past due	—	—
Other real estate owned	—	—
Other repossessed collateral	—	—

Total nonperforming assets	$356,174	$137,314

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.13%	0.06%

The increase in loans on a nonaccrual represents one loan totaling $242,000 which was transferred by management to a non-accrual status during the year. At this time, management does not expect any material losses due to the collateral position and specific reserves related to these credits. There were no related party loans, which were considered nonperforming at June 30, 2005.

A summary of changes in the allowance for loan losses of the Company is as follows:

		% of Loans
Balance at December 31, 2004	$2,800,000	1.23%

Add: Provision for loan losses	840,000
	3,640,000
Less: Net (charge-offs) recoveries	5,300

Balance at June 30, 2005	$3,645,300	1.28%

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

The following table shows the significant components of Net Income:

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Interest Income	$9,113,954	$4,333,484	$4,780,470	110.31%
Interest Expense	3,339,792	1,332,039	2,007,753	150.73%
Net Interest Income	5,774,162	3,001,445	2,772,717	92.38%
Provision for Loan Losses	840,000	359,500	480,500	133.66%
Net Income	1,492,576	671,146	821,430	122.39%
Net Income Per Diluted Shares	$0.80	$0.45	0.35	77.78%

The increases in interest income and interest expense are primarily due to the continued growth in loans and deposits of the Bank. The increase in the provision for loan losses as compared to the six month period ended June 30, 2004 is primarily related to the significant growth in our loan portfolio.

Composition of other noninterest income is as follows:

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Service charges on deposit accounts	$186,086	$111,151	$74,935	67.42%
Other service charges, commissions and fees	33,173	17,338	15,835	91.33%
Gain on sales / calls of investment securities	—	—	—	—
Other income	188,127	23,542	164,585	699.11%
Total noninterest income	407,386	152,031	255,355	167.96%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should grow with the growth in the Bank’s demand deposit account base. Other income consists primarily of income from mortgage loan brokerage activity started in 2004.

Composition of other noninterest expense is as follows:

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Salaries	$1,106,521	$652,337	$454,184	69.62%
Employee benefits	434,608	221,209	213,399	96.47%
Net occupancy expense	164,876	109,272	55,604	50.89%
Equipment rental and depreciation of equipment	128,713	87,163	41,550	47.67%
Loss on sales of assets	—	—	—	—
Other expenses	1,157,631	658,945	498,686	75.68%
Total noninterest expense	2,992,349	1,728,926	1,263,423	73.08%

The increases in noninterest expenses are primarily due to the growth of the bank. The most significant increases in the second quarter of 2005 are increases in salaries and employee benefits. The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees. At June 30, 2005, the number of full-time equivalent employees was 55 compared to 31 at June 30, 2004. The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for two new branches.  Additionally, the bank relocated its Operations Department during the first quarter of 2005. The bank operates from five facilities as of June, 2005 compared to two facilities as of June, 2004. The increases in other expenses are not attributable to any one particular item, but represent normal increases.

Other major expenses included in other expenses are as follows:

	Six Months Ended
	June 30,
	2005	2004
Advertising	96,449	77,453
Brokerage fees	143,234	44,415
Data processing	109,893	88,209
Director and committtee fees	106,525	14,000

The increase in brokerage fees is due to the growth in total brokered deposits. Director and committee fees increased significantly due to the fact that the bank began paying director and committee fees during June of 2004.

Liquidity

The Bank’s internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans.

The Bank’s liquid assets as a percentage of total deposits were as follows:

	June 30,	December 31,
	2005	2004
Liquid assets as a percentage of deposits	4.79%	4.44%

The Bank’s available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	June 30,	December 31,
	2005	2004
Federal funds purchased lines available	$17,450,000	$12,750,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) as follows:

	June 30, 2005
	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.52%	July 7, 2008	$6,000,000
Three month Libor minus fifty basis points, current rate 3.52%	June 18, 2007	$5,000,000
One month Libor plus five basis points, current rate 3.31%	October 20, 2006	$5,200,000
Overnight funds rate - 3.00%		$—

Stock in the FHLB and a blanket lien on residential, multifamily and commercial loans with a carrying value of $33,255,097 secure the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect.

	June 30,	December 31,
	2005	2004
Federal Home Loan Bank stock	$1,255,700	$1,186,600

At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The following table summarizes the capital position of the Company:

	June 30,	December 31,
	2005	2004	$ Change	% Change
Total Capital - Bank	$33,393,596	$21,965,748	$11,427,848	52.03%
Total Capital - Consolidated	$31,430,000	$21,965,748	$9,464,252	43.09%

Tier 1 Leverage Ratio - Bank	10.55%	8.91%	1.64%	18.41%
Tier 1 Leverage Ratio - Consolidated	9.88%	8.91%	0.97%	10.89%

Risk Weighted Total Capital Ratio - Bank	10.88%	10.21%	0.67%	6.56%
Risk Weighted Total Capital Ratio - Consolidated	10.18%	10.21%	-0.03%	-0.29%

Tier 1 Risk Weighted Capital Ratio - Bank	12.06%	9.06%	3.00%	33.11%
Tier 1 Risk Weighted Capital Ratio - Consolidated	11.36%	9.06%	2.30%	25.39%

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

The increase in the Bank’s capital ratios is primarily due to the issuance of $10,000,000 in Trust Preferred Securities during the second quarter of 2005.

NSB HOLDINGS, INC.

Item 3. Controls and Procedures

For the Six months Ended June 30, 2005

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

During the second quarter of 2005, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

NSB HOLDINGS, INC.

Part II. Other Information

For the Six months Ended June 30, 2005

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended June 30, 2005.

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

Date: August 12, 2005