Form 10QSB
period 2005-09-30
NSB HOLDINGS, INC.
filed 2005-11-14
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐ Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from                        to

Commission File Number 000-51112

NSB HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	20-2118147
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes      ☒            No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes      ☐            No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 2,604,052 shares outstanding at September 30, 2005

Transitional Small Business Disclosure Format (check one):           Yes  ☐    No   ☒

NSB HOLDINGS, INC.

NSB HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	As of
	September 30, 2005	December 31, 2004
Assets

Cash and due from banks	$2,980,311	$5,275,001
Federal funds sold	3,217,000	4,556,000
Total cash and cash equivalents	6,197,311	9,831,001
Securities available for sale, at fair value	32,019,792	19,135,653
Federal Home Loan Bank stock, restricted, at cost	1,255,700	1,186,600
Loans held for sale	2,127,309	890,529
Loans, net of unearned income	305,740,617	228,282,068
Less - allowance for loan losses	(3,893,125)	(2,800,000)
Loans, net	301,847,492	225,482,068

Bank premises and equipment, net	5,899,895	4,608,777
Accrued interest receivable	2,157,174	1,157,596
Other assets	6,120,219	1,024,796
Total Assets	$357,624,892	$263,317,020

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$23,320,032	$16,947,999
Interest bearing	281,836,311	204,300,185
Total deposits	305,156,343	221,248,184

Federal funds purchased	—	—
FHLB borrowings	16,200,000	19,200,000
Trust Preferred Securities	10,310,000	—
Accrued interest payable	1,081,163	663,695
Accrued expenses and other liabilities	544,126	239,393
Total liabilities	333,291,632	241,351,272
Shareholders’ Equity:
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 2,604,052 in 2005 and 1,736,054 in 2004	13,020,260	8,680,270
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Paid-in capital surplus	7,706,902	12,047,356
Retained earnings	3,997,808	1,353,621
Accumulated other comprehensive income (loss)	(391,710)	(115,499)
Total shareholders’ equity	24,333,260	21,965,748
Total Liabilities and Shareholders’ Equity	$357,624,892	$263,317,020

NSB HOLDINGS, INC.

Consolidated Statements of Income

For the Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$5,538,806	$2,655,032	$14,188,148	$6,764,045
Interest on securities:
Taxable income	225,691	115,503	565,802	315,021
Non-taxable income	36,095	13,621	86,111	19,779
Income on federal funds sold	31,634	6,114	81,692	17,583
Other interest and dividend income	19,741	5,057	44,168	12,383
Total interest and dividend income	5,851,967	2,795,327	14,965,921	7,128,811
Interest Expense:
Deposits	2,084,508	737,531	5,067,511	2,006,171
FHLB borrowings	145,742	65,308	389,457	126,307
Federal funds purchased	17,449	9,081	35,980	11,481
Other interest expense	146,779	—	241,322	—
Total interest expense	2,394,478	811,920	5,734,270	2,143,959

Net interest income before provision for loan losses	3,457,489	1,983,407	9,231,651	4,984,852
Less - provision for loan losses	247,000	532,500	1,087,000	892,000
Net interest income after provision for loan losses	3,210,489	1,450,907	8,144,651	4,092,852
Noninterest Income:
Service charges on deposit accounts	106,880	61,709	292,966	172,860
Other service charges, commissions and fees	19,922	12,590	53,095	29,928
Gain on sales / calls of investment securities	—	—	—	—
Other income	226,016	15,328	414,143	38,870
Total noninterest income	352,818	89,627	760,204	241,658
Noninterest Expense:
Salaries	655,858	373,086	1,762,379	1,025,423
Employee benefits	251,734	124,209	686,342	345,418
Net occupancy expense	99,946	47,013	264,822	156,285
Equipment rental and depreciation of equipment	70,117	45,935	198,830	133,098
Loss on sales of assets	—	—	—	—
Other expenses	648,628	325,613	1,806,259	984,558
Total noninterest expense	1,726,283	915,856	4,718,632	2,644,782

Income Before Income Taxes	1,837,024	624,678	4,186,223	1,689,728
Provision for income taxes	685,413	228,387	1,542,036	622,291
Net Income	$1,151,611	$396,291	$2,644,187	$1,067,437
Earnings per share:
Basic	$0.44	$0.15	$1.02	$0.47
Diluted	$0.40	$0.15	$0.92	$0.44

NSB HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$2,644,187	$1,067,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,087,000	892,000
Depreciation	236,799	162,743
Net amortization of securities	44,831	62,255
Loss on sales of assets	—	—
Gain on sales / calls of investment securities	—	—
Loans held for sale	(1,236,780)	—
Change in cash surrender value of life insurance	(4,059,730)	—
Changes in accrued income and other assets	(1,868,770)	(1,921,226)
Changes in accrued expenses and other liabilities	864,194	229,545
Net cash provided by operating activities	(2,288,269)	492,754
Cash Flows from Investing Activities:
Net change in loans to customers	(77,452,424)	(62,403,056)
Purchase of available for sale securities	(10,582,577)	(7,728,684)
Sales of securities available for sale	—	497,500
Proceeds from maturities/calls of available for sale securities	500,000	1,645,000
Purchase of mortgage backed securities	(4,507,430)	(2,999,500)
Proceeds from paydowns on mortgage-backed securities	1,313,999	1,047,518
Purchase of interest rate floors	(237,667)	—
Purchase of FHLB stock	(69,100)	(510,000)
Property and equipment expenditures	(1,527,917)	(1,354,882)
Proceeds from sales of assets	—	—
Net cash used in investing activities	(92,563,116)	(71,806,104)
Cash Flows from Financing Activities:
Net change in deposits	83,908,159	54,360,678
Net increase (decrease) in federal funds purchased	—	—
FHLB borrowings	(3,000,000)	10,200,000
Proceeds from Trust preferred securities	10,310,000	—
Proceeds from issuance of common stock	—	5,999,994
Payment for fractional shares	(464)	—
Cash dividends paid	—	—
Net cash provided by financing activities	91,217,695	70,560,672
Net Increase (Decrease) in Cash and Cash Equivalents	(3,633,690)	(752,678)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information refer to the financial statements and footnotes thereto included in the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the FDIC.

(2)  New and Pending Pronouncements

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using APB opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would not have materially affected the Company’s consolidated financial statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant.  SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced a new rule that amends the compliance dates for SFAS No. 123(R).  The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after December 15, 2005.  SFAS No. 123(R) is effective for the Company beginning in the first quarter of 2006.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

(3)  Other Comprehensive Income

During the nine months ended September 30, 2005, the Company had unrealized holding losses on investment securities which were reported as comprehensive loss.  An analysis of accumulated other comprehensive income since December 31, 2004 follows:

Accumulated other comprehensive income (loss) at December 31, 2004	$(115,499)
Other comprehensive income, net of tax:
Gross change in unrealized loss on securities available for sale	(460,352)
Deferred tax effect	184,141
Net change	(276,211)
Less: Reclassification adjustment for gains realized in net income	—
Accumulated other comprehensive income (loss) at September 30, 2005	$(391,710)

(4)  Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. All share and per share amounts have been adjusted for the stock split.

 The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the Nine Months Ended September 30, 2005

		Average
	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$2,644,187	2,604,052	1.02
Effect of dilutive common stock issuances:
Stock options	—	274,439	(0.10)
Diluted earnings per share	$2,644,187	2,878,491	0.92

For the Nine Months Ended September 30, 2004

		Average
	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$1,067,437	2,256,650	0.47
Effect of dilutive common stock issuances:
Stock options	—	156,619	(0.03)
Diluted earnings per share	$1,067,437	2,413,269	0.44

(5)  Trust Preferred Securities

On April 28, 2005, NSB Statutory Trust 1 (“NST”), a wholly owned subsidiary of the Company closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of NST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of NST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of three month LIBOR plus 205 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of September 30, 2005, the outstanding principal balance of the Trust Preferred Securities was $10,000,000.

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

(6)  Interest Rate Floors

In the third quarter, the Company entered into various interest rate contracts not held in the trading account (“interest rate protection products”) to help manage the Company’s interest rate sensitivity.  Such contracts generally have a fixed notional principal amount and include interest rate floors.  Interest rate floors are contracts the Company purchased whereby the Company receives or pays, respectively, interest if the specified index falls below the floor rate or rises above the cap rate.  The fair value of such interest rate derivative contracts are recorded in other assets or other liabilities. The interest rate risk factor in these contracts is considered in the overall interest rate risk management strategy and the Company’s interest rate risk management program.

(7)  Salary Continuation Plan

During the second quarter of 2005, the Bank established a Salary Continuation Agreement for its President and certain executive officers whereby benefits are payable at age fifty to sixty-seven for a period of twelve to fifteen years after retirement.  The present value of the estimated liability is being accrued over the expected remaining years of employment.  The Bank expensed approximately $34,720 for the nine month period ended September 30, 2005 under this plan.

The Bank is the owner and beneficiary of life insurance policies purchased during the second quarter of 2005 on the lives of the President and certain key officers.  The Bank intends to use these policies to fund the Salary Continuation Plan described above.  The carrying value of the policies was approximately $4,059,730 at September 30, 2005. The Bank accrued income of approximately $59,730 for the nine month period ended September 30, 2005 for the increase in the cash surrender value of these policies.

NSB HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Nine Months in the Period Ended

September 30, 2005 and 2004

The following discussion of financial condition as of September 30, 2005 compared to December 31, 2004, and the results of operations for the nine months ended September 30, 2005 compared to the Nine months ended September 30, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.  Please note that the Company acquired its only asset, 100% of the common stock of New Southern Bank, as of January 3, 2005.  All information for 2004 is information regarding New Southern Bank.

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

RECENT DEVELOPMENTS

The Board of Directors of the Company announced a three-for-two split of the Company’s outstanding common stock in the form of a 50 percent stock dividend to be effected on September 30, 2005, as to shareholders of record on September 20, 2005, through the issuance of one additional share of such stock for every two whole shares owned by such holder.  No fractional shares were issued, and in lieu thereof, each shareholder entitled to a fractional share received cash for such fractional shares at a rate of $16.00 per share.  All share and per share amounts have been adjusted for the stock split.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	September 30,	December 31,
	2005	2004	$Change	% Change
Assets:
Cash and due from banks	$2,980,311	$5,275,001	$(2,294,690)	-43.50%
Federal funds sold	3,217,000	4,556,000	(1,339,000)	-29.39%
Securities available for sale	32,019,792	19,135,653	12,884,139	67.33%
Loans	305,740,617	228,282,068	77,458,549	33.93%
Total assets	357,624,892	263,317,020	94,307,872	35.82%
Liabilities:
Deposits	305,156,343	221,248,184	83,908,159	37.92%
FHLB borrowings	16,200,000	19,200,000	(3,000,000)	-15.63%

Loan to Deposit Ratio	100.19%	103.18%

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

	September 30,	December 31,
	2005	2004
Loans on nonaccrual	$356,174	$137,314
Loans greater than 90 days past due	—	—
Other real estate owned	—	—
Other repossessed collateral	—	—

Total nonperforming assets	$356,174	$137,314

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.13%	0.06%

The increase in loans on a nonaccrual represents one loan totaling $242,000 which was transferred by management to a non-accrual status during the year.  At this time, management does not expect any material losses due to the collateral position and specific reserves related to these credits.  There were no related party loans, which were considered nonperforming at September 30, 2005.

A summary of changes in the allowance for loan losses of the Company is as follows:

		% of Loans
Balance at December 31, 2004	$2,800,000	1.23%

Add: Provision for loan losses	1,087,000
	3,887,000
Less: Net (charge-offs) recoveries	6,125

Balance at September 30, 2005	$3,893,125	1.27%

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

The following table shows the significant components of Net Income:

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Interest Income	$14,965,921	$7,128,811	$7,837,110	109.94%
Interest Expense	5,734,270	2,143,959	3,590,311	167.46%
Net Interest Income	9,231,651	4,984,852	4,246,799	85.19%
Provision for Loan Losses	1,087,000	892,000	195,000	21.86%
Net Income	2,644,187	1,067,437	1,576,750	147.71%
Net Income Per Diluted Shares	$0.92	$0.44	0.48	109.09%

The increases in interest income and interest expense are primarily due to the continued growth in loans and deposits of the Bank.  The increase in the provision for loan losses as compared to the nine month period ended September 30, 2004 is primarily related to the significant growth in our loan portfolio.  All share and per share amounts have been adjusted for the stock split.

Composition of other noninterest income is as follows:

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Service charges on deposit accounts	$292,966	$172,860	$120,106	69.48%
Other service charges, commissions and fees	53,095	29,928	23,167	77.41%
Gain on sales / calls of investment securities	—	—	—	—
Other income	414,143	38,870	375,273	965.46%
Total noninterest income	760,204	241,658	518,546	214.58%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Other income consists primarily of income from mortgage loan brokerage activity started in 2004.

Composition of other noninterest expense is as follows:

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Salaries	$1,762,379	$1,025,423	$736,956	71.87%
Employee benefits	686,342	345,418	340,924	98.70%
Net occupancy expense	264,822	156,285	108,537	69.45%
Equipment rental and depreciation of equipmen	198,830	133,098	65,732	49.39%
Loss on sales of assets	—	—	—	—
Other expenses	1,806,259	984,558	821,701	83.46%
Total noninterest expense	4,718,632	2,644,782	2,073,850	78.41%

The increases in noninterest expenses are primarily due to the growth of the bank.  The most significant increases in the third quarter of 2005 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At September 30, 2005, the number of full-time equivalent employees was 60 compared to 37 at September 30, 2004.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for two new branches.   Additionally, the bank relocated its Operations Department during the first quarter of 2005. The bank operates from five facilities as of September, 2005 compared to two facilities as of September, 2004.  The increases in other expenses are not attributable to any one particular item, but represent normal increases.

Other major expenses included in other expenses are as follows:

	Nine Months Ended September 30,
	2005	2004
Advertising	157,586	109,170
Brokerage fees	231,553	75,416
Data processing	167,067	135,025
Director and committtee fees	165,025	45,400

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

The Bank’s liquid assets as a percentage of total deposits were as follows:

	September 30,	December 31,
	2005	2004
Liquid assets as a percentage of deposits	2.03%	4.44%

The Bank’s available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	September 30,	December 31,
	2005	2004
Federal funds purchased lines available	$17,450,000	$12,750,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) as follows:

	September 30, 2005
	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.52%	July 7, 2008	$6,000,000
Three month Libor minus fifty basis points, current rate 3.85%	June 18, 2007	$5,000,000
One month Libor plus five basis points, current rate 3.97%	October 20, 2006	$5,200,000
Overnight funds rate -		$—

Stock in the FHLB and a blanket lien on residential, multifamily and commercial loans with a carrying value of $31,793,568 secure the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect.

	September 30,	December 31,
	2005	2004
Federal Home Loan Bank stock	$1,255,700	$1,186,600

At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The following table summarizes the capital position of the Company:

	September 30,	December 31,
	2005	2004	$ Change	% Change
Total Capital - Bank	$34,261,052	$21,965,748	$12,295,304	55.97%
Total Capital - Consolidated	$32,788,000	$21,965,748	$10,822,252	49.27%

Tier 1 Leverage Ratio - Bank	9.96%	8.91%	1.05%	11.78%
Tier 1 Leverage Ratio - Consolidated	9.45%	8.91%	0.54%	6.06%

Tier 1 Risk Weighted Capital Ratio - Bank	10.41%	10.21%	0.20%	1.96%
Tier 1 Risk Weighted Capital Ratio - Consolidated	9.87%	10.21%	-0.34%	-3.33%

Total Risk Weighted Capital Ratio - Bank	11.58%	9.06%	2.52%	27.81%
Total Risk Weighted Capital Ratio - Consolidated	11.61%	9.06%	2.55%	28.15%

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

During the third quarter of 2005, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended September 30, 2005.

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

Date: November 11, 2005