Form 10-K
period 2005-12-31
Atlantic Southern Financial Group, Inc.
filed 2006-03-27
CIK 1313730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51112

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2118147
(State of Incorporation)	(I.R.S. Employer Identification No.)

4077 Forsyth Road, Macon, GA	31210
(Address of principal executive offices)	(Zip Code)

(478) 757-8181
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                              Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of March 24, 2006, was approximately $52,382,730. There were 2,604,052 shares of the registrant’s common stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this prospectus, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to the following:

•      the effects of future economic conditions;

•      governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•      the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•      the effects of the war on terrorism, and more specifically the United States led war in Iraq;

•      interest rate and credit risks;

•      the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•      the effect of any mergers, acquisitions or other transactions, including the Jackson Bank acquisition, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•      the failure of assumptions underlying the establishment of reserves for possible loan losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 18.

iii

PART I

Item 1.          Business

Unless otherwise indicated, all references to “Atlantic Southern,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Atlantic Southern Financial Group, Inc. and our wholly-owned subsidiary, Atlantic Southern Bank.

BUSINESS

Atlantic Southern Financial Group, Inc.

We are a bank holding company headquartered in Macon, Georgia, and through our wholly-owned subsidiary, Atlantic Southern Bank, we operate four banking locations in the central Georgia markets of Macon and Warner Robins, and are currently expanding into the Savannah market. We serve the banking and financial needs of various communities in central and coastal Georgia.

Our business is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan areas we serve. Through Atlantic Southern Bank, we specialize in commercial real estate and small business lending. We offer a range of lending services, of which some are secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. Primarily, we make loans to small and medium-sized businesses; however, we also make loans to consumers for a variety of purposes. Our principal source of funds for loans and investing in securities is time deposits, including out-of-market certificates of deposit, and core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. In addition to obtaining deposits from our individual and commercial customers in our market areas, we also rely on time deposits, including out-of-market certificates of deposit, as a source of funds for loans and our other liquidity needs. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our knowledge of the local marketplace.

At the April 27, 2004 Annual Meeting of Shareholders, our shareholders approved the proposal to reorganize into a bank holding company structure through a share exchange whereby each share of Atlantic Southern Bank common stock issued and outstanding was converted into and exchanged for the right to receive one share of Atlantic Southern Financial Group common stock. We were organized by Atlantic Southern Bank for the purpose of serving as its bank holding company. The share exchange was consummated on January 3, 2005, and Atlantic Southern Financial Group is now the holding company for Atlantic Southern Bank. The bank’s common stock is our only significant asset. No changes in our management or business strategy have occurred or will occur as a result of the reorganization. As of December 31, 2005, we had total assets of approximately $389 million, total deposits of approximately $335 million and shareholders’ equity of approximately $25 million. In November 2005, we changed our name from NSB Holdings, Inc. to Atlantic Southern Financial Group to better support our expansion into the Georgia coastal region.

Atlantic Southern Bank

Atlantic Southern Bank began its banking operations on December 10, 2001, after receiving final approval from the Georgia Department of Banking and Finance and the FDIC to organize as a state-chartered commercial bank with federally insured deposits.

The bank is a full-service commercial bank specializing in meeting the needs of individuals and small- to medium-sized businesses and professional concerns in Bibb, Houston, and Chatham Counties in Georgia. We focus on community involvement and personal service while providing customers with sophisticated financial products. We offer a broad array of competitively priced deposit services, including interest-bearing and non-interest bearing checking accounts, statement savings accounts, money market deposits, certificates of deposit and individual retirement accounts. In addition we complement our lending and deposit products by offering ATM and debit cards, travelers’ checks, official checks, credit cards, direct deposit, automatic transfer, savings bonds, night depository, stop payments, collections, wire transfer, overdraft protection, non-profit accounts, telephone banking, and 24-hour Internet banking.

From December 31, 2002 to December 31, 2005, our business model has produced strong internal growth. Specifically, we have:

•       increased our total consolidated assets from $79.6 million to $388.7 million;

•       increased our total consolidated deposits from $70.7 million to $334.6 million;

•       increased our total consolidated net loans from $67.5 million to $327.3 million; and

•       expanded our branch network from one location in Bibb County to four branches in Bibb and Houston counties, and a loan production office in Chatham county.

Our deposits are insured by the FDIC. We operate four full-service banking offices in Macon and Warner Robins, Georgia, and operate a loan production office in Savannah, Georgia. In July, 2005, we changed the name of our subsidiary bank from New Southern Bank to Atlantic Southern Bank; however, we continued to operate under the name “New Southern Bank” in Macon and Warner Robins, Georgia until January, 2006.

Business Strategy

We target small to medium-sized businesses and consumers in our markets and have developed a decentralized strategy that focuses on providing superior service through our employees who are relationship-oriented and committed to their respective communities and the needs of our customers. Through this strategy we intend to grow our business, expand our customer base and improve profitability. The key elements of our strategy are:

Deliver Superior Banking Services at the Local Level.   We effectively compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities. We designate national and regional bank presidents in our markets so that we are positioned to react quickly to changes in those communities while maintaining efficient and consistent centralized reporting and policies.

We offer personalized and flexible banking services to the communities in our markets. While we set rates across the organization, we tailor these to the competitive demands of the local market. For loan customers, this is usually driven by their creditworthiness and the specifics of the transaction. Our deposit rates are highly influenced by local market conditions.

Grow Throughout Georgia.   We seek to increase our presence in our primary markets of Macon and Warner Robins, Georgia, as well as extend along the Georgian coast through the opening of new branches in Chatham and Effingham Counties, specifically in Savannah, Rincon and Pooler, Georgia. We expect to continue to leverage our existing bank branches and loan production office. We anticipate opening three branches during 2006 and purchasing land for two additional future branches.

These communities are primarily served by branches of large regional and national financial institutions headquartered outside of the area that focus on retail and big business. As a result, we believe these markets need, and are best served by, a locally owned and operated financial institution managed by people in and from the communities served. As we grow, we believe it is important to maintain the local flexibility created by local banks with seasoned bankers.

We intend to continue our growth strategy through organic growth and possibly strategic acquisitions. We believe that many opportunities remain in our market areas to expand, and we intend to be in a position to acquire additional market share, whether via de novo branches or bank acquisitions with the right local management.

Maintain Profitability and Strong Asset Quality.   We consider asset quality to be of primary importance and have taken measures to ensure that despite growth in our loan portfolio we consistently maintain strong asset quality. We manage our assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of our written loan and investment policies. We attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. We chart assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.

We intend to continue to monitor our earnings and asset quality as we grow. Despite a 2005 annualized loan and deposit growth of 45% and 58%, respectively, we returned 1.18% on average assets and 17.15% on average equity. In addition, we have taken measures to ensure that despite our loan growth, we consistently maintain pristine asset quality through our strong credit culture, extensive underwriting procedures and continuous loan review. As of December 31, 2005, our nonperforming assets, including accruing loans 90 days past due, as a percentage of total assets were 0.07% as compared to 0.05% as December 31, 2004. Similarly, our reserves to total loans as of December 31, 2005 were 1.25%, compared to 1.22% as of December 31, 2004.

Expand Our Products and Services to Meet the Needs of the Communities in Which We Operate.   We continually seek to expand our financial products and services to meet the needs of our customers and to increase our fee income; we are also focused upon lowering our costs of funds. Our branching initiatives combined with strong marketing of our deposit products have helped us grow our noninterest-bearing deposits. To serve the growing population of small and medium-sized businesses in our markets we focus on commercial real estate, and offer commercial real estate development and construction loans. We also focus on small business lending, and offer United States Small Business Administration (SBA) lending services, and other similar programs designed for the small and medium-sized business owner. Through our business accounts we offer checking, savings, CDs and IRAs. We also offer mortgage loans through our mortgage services division. We believe our strong relationship with the small and medium-sized business community will also offer opportunities for cross-selling of our retail services. In an effort to diversify our portfolio, we look to increase our retail customer base. We will do this by recruiting bank officers with retail experience and opening branch locations in retail friendly locations.

Market Area and Competition

We draw most of our customer deposits and conduct most of our lending transactions from and within our primary service area, which encompasses all of Bibb, Houston, and Chatham Counties in Georgia. Bibb and Houston Counties are located in central Georgia, in the Macon metropolitan statistical area (“MSA”), which encompasses five counties. The City of Macon, which is the focal point of our primary service area, is immediately accessible to traffic from all directions via Interstates 75 and 16, the most heavily traveled interstate highway corridors in Georgia. Bibb and Houston Counties have each experienced consistent population growth for decades, making them the ninth and thirteenth largest counties in Georgia, respectively. The entire Macon MSA grew at a rate of 10.9% over the last decade according to 2000 data from the United States Census Bureau, and we expect its growth to continue. We are also currently expanding into the coastal Georgia region with the recent opening of our loan production office in Savannah.

Based upon data available on the FDIC website as of June 30, 2005, our total deposits in Bibb County ranked 4th among 12 financial institutions, and represented approximately 11.30% of the total deposits in Bibb County. Based upon similar data our total deposits in Houston County ranked 10th among 10 financial institutions, and represented approximately 0.63% of the total deposits in Houston County. Our Chatham County banking office was not in operation as of June 30, 2005. If our Chatham County banking office had been open, it would have competed with 17 other institutions for approximately $4.09 billion in deposits, based upon data available on the FDIC website as of June 30, 2005.

The table below shows our deposit market share in Bibb and Houston Counties, Georgia as of June 30, 2005.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Bibb County	3	$279	$2,466	4/12	11.30%
Houston County	1	7	1,068	10/10	0.63%

The table below shows the deposit market share in Chatham County, Georgia as of June 30, 2005.

Market	Total Number of Financial Institutions	Total Market Deposits
	(Dollar amounts in millions)
Chatham County	17	$4,089

The banking business is highly competitive. We compete with many other commercial banks, federal savings banks and credit unions in our primary service area. Presently, 12 commercial banks serve Bibb County with a total of 55 branches. However, of those branch offices, only 12 represent financial institutions headquartered in Bibb County. In Houston County, currently 10 commercial banks with a total of 28 branches service the community. Our three largest competitors are Security Bank, SunTrust Bank and Bank of America, which collectively control approximately 44% of the area’s deposits. These institutions, as well as our other competitors, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank with greater personal service, and community involvement and, our ability to make credit and other business decisions quickly and locally. We believe our local ownership and management as well as our focus on personalized service helps us compete with these institutions and attract deposits and loans in our market area.

Lending Activities

Primarily we make loans to small and medium-sized commercial businesses. In addition, we originate loans secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2005 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Amounts in thousands)
Secured by real estate:
Construction and land development	$146,305	43.98%
Farmland	464	0.14%
Home equity lines of credit	3,331	1.00%
Residential first liens	41,480	12.47%
Residential jr. liens	85	0.03%
Multi-family residential	4,393	1.32%
Nonfarm and nonresidential	94,451	22.39%
Total real estate	290,509	87.33%
Other loans:
Commercial—leases, net of unearned
Commercial and industrial	$40,194	12.08%
Agricultural production	—	—
Credit cards and other revolving credit	87	0.02%
Consumer installment loans	2,246	0.67%
Other—unearned fees	(369)	(0.10)%
Total other loans	42,158	12.67%
Total loans	332,667	100.00%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $39.0 million in credit as of December 31, 2005. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2005, our contractual obligations to extend credit were comprised as follow:

Type	Dollar Amount	Percentage of Contractual Obligations
	(Amounts in thousands)
Commercial	$4,583	11.74%
Commercial Real Estate	30,237	77.43
Consumer	2,576	6.60
Other	1,654	4.23
Total	$39,050	100.00%

Commercial.   We make loans to small to medium-sized businesses whose demand for funds falls within our legal lending limits. This category of loans includes loans made to individual, partnership or corporate borrowers, and are obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorating or non-existing collateral and changes in interest rates.

Construction Loans.   We make and hold real estate loans, consisting primarily of single-family residential construction loans for one-to-four unit family structures. We require a first lien position on the land associated with the construction project and offer these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for these loans is predominantly 80% of the lower of the as-built appraised value. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, and the nature of changing economic conditions.

Commercial Real Estate.   The bank offers both owner-occupied and income-producing commercial real estate loans. In addition, we offer land acquisition and development loans for subdivision, office, and industrial projects. The bank requires a first lien on the real estate associated with the commercial projects. Additionally, the borrower is required to assign the leases and rents on each project to the bank. The loan-to-value of these projects are normally 80% for improved property and 75% for development loans.

Consumer.   We make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because depreciable assets such as boats, cars and trailers secure many consumer loans, we amortize these loans over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, fixed monthly obligations are limited to no more than 40% of the borrower’s gross monthly income. The borrower should also be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flows to determine the impact of all of these factors on the borrower’s ability to make future payments as agreed.

Credit Risks.   The fundamental economic risk associated with each category of the loans that we make is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments are factors that affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management team. In addition, a commercial borrower’s ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to these changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

The well-established banks in Bibb, Houston and Chatham Counties, are likely to make proportionately more loans to medium to large-sized businesses than we anticipate making. Many of the commercial loans that we make are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Lending Policies.   We seek credit-worthy borrowers within our primary service area. Our primary lending function is to make loans to small- to medium-sized businesses. In addition to commercial loans, we make installment loans, home equity loans, real estate loans and second mortgage loans to individual consumers.

Lending Approval and Review.   Under our loan approval process each lending officer is granted authority to extend loans up to an amount assigned and approved by the Board of Directors. Loans that exceed individual lending officer authority must obtain approval by either the senior credit officer or the president, if the requested loan amount is within the senior credit officer or the president’s respective authority. If the requested loan amount is outside the senior credit officer or the president’s authority, the Board of Director’s Loan Committee must meet to provide the necessary approval. The Board of Director’s Loan Committee meets on a weekly basis to consider any lending requests that exceed the senior credit officer and president’s assigned lending authority.

Each Lending Officer is required to complete an annual review of the loans and the relationships that exceed a specified dollar amount. The annual review analyzes all current financial and company information to insure the continued repayment ability and continued viability of the customer. Any negative change in the financial status of the customer is reported to the Directors’ Loan Committee on a quarterly basis.

Lending Limits.   Our legal lending limits are 15% of our unimpaired capital and surplus for unsecured loans and 25% of our unimpaired capital and surplus for loans secured by readily marketable collateral. As of December 31, 2005, our legal lending limit for unsecured loans was approximately $4.6 million, and our legal lending limit for secured loans was approximately $7.7 million. While we generally employ more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

Deposits

Our principal source of funds for loans and investing in securities is time deposits. We utilize a comprehensive marketing plan, a broad product line and competitive products and services to attract deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. The primary sources of deposits are Bibb County and Houston County residents and local businesses and their employees. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the Federal Home Loan Bank (FHLB), subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. Because of the historically low interest rate environment in the last two years, we have chosen to obtain a portion of our deposits from outside our market. Our out-of-market, Internet or brokered, CDs represented 51.4% of total deposits as of December 31, 2005.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour Internet banking, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout the United States.

Investments

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with our investments include, but are not limited to, interest rate fluctuation, maturity and concentration.

Seasonality and Cycles

We do not consider our commercial banking business to be seasonal.

Employees

On December 31, 2005, we had 66 full-time employees. We expect that our staff will increase as a result of our increased branching activities anticipated in 2006. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.atlanticsouthernbank.com. From this website, select the “Investor Information” link followed by selecting “SEC Filings.” This is a direct link to our filings with the Securities and Exchange Commission (SEC), including but not limited to our quarterly reports on Form 10-QSB, current reports on Form 8-KSB and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

SUPERVISION AND REGULATION

We are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Atlantic Southern Financial Group, Inc.

Because we own all of the capital stock of Atlantic Southern Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks.   The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•       acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•       acquiring all or substantially all of the assets of any bank; or

•       merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we, as well as other banks located within Georgia, may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because our the bank has been chartered for more than three years, this limitation would not limit our ability to sell.

Change in Bank Control.   Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•       the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•       no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities.   A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•       banking or managing or controlling banks; and

•       any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

•       factoring accounts receivable;

•       making, acquiring, brokering or servicing loans and related activities;

•       leasing personal or real property;

•       operating a non-bank depository institution, such as a savings association;

•       trust company functions;

•       financial and investment advisory activities;

•       conducting discount securities brokerage activities;

•       underwriting and dealing in government obligations and money market instruments;

•       providing specified management consulting and counseling activities;

•       performing selected data processing services and support services;

•       acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•       performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Gramm-Leach-Bliley Act; Financial Holding Companies.   The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by including provisions that permit a bank holding company to qualify and elect to become a financial holding company. In addition to the permissible bank holding company activities listed above, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Under the regulations implementing the Gramm-Leach-Bliley Act, the following activities are considered financial in nature:

•       lending, trust and other banking activities;

•       insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•       providing financial, investment or advisory services;

•       issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•       underwriting, dealing in or making a market in securities;

•       other activities that the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•       foreign activities permitted outside of the United States if the Federal Reserve Board has determined them to be usual in connection with banking operations abroad;

•       merchant banking through securities or insurance affiliates; and

•       insurance company portfolio investments.

To qualify to become a financial holding company, any subsidiary bank must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution.   Under Federal Reserve Board policy, we are expected to act as a source of financial strength and commit resources to support Atlantic Southern Bank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. Accordingly, in connection with the formation of the bank holding company we made a commitment to the Federal Reserve Board not to incur any debt without its approval. In addition, any capital loans made by us to Atlantic Southern Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment we give to a federal bank regulatory agency to maintain the capital of Atlantic Southern Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Atlantic Southern Bank

Since Atlantic Southern Bank is a commercial bank chartered under the laws of the State of Georgia, we are primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Department of Banking and Finance regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, our deposits are insured by the FDIC to the maximum extent provided by law. We are also subject to numerous state and federal statutes and regulations that affect our business, activities and operations.

Branching.   Under current Georgia law, we may open branch offices throughout Georgia with the prior approval of the Department of Banking and Finance. In addition, with prior regulatory approval, we may acquire branches of existing banks located in Georgia. Atlantic Southern Bank and any other national or state-chartered bank generally may branch across state lines only if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.   The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories:  (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and was set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Atlantic Southern Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.   Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations will be subject to federal laws applicable to credit transactions, such as the:

•       Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•       Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•       Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•       Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•       Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•       Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•       rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the bank are subject to the:

•       Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•       Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of Atlantic Southern Financial Group, and the FDIC, in the case of the bank.

The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31 2005, our ratio of total capital to risk-weighted assets was 11.89% and our ratio of Tier 1 Capital to risk-weighted assets was 10.21%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 8.88%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

Atlantic Southern Financial Group is a legal entity separate and distinct from Atlantic Southern Bank. The principal sources of our cash flow, including cash flow to pay dividends to its shareholders, are dividends that we receive from the bank. Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company. These same limitations apply to a bank holding company’s payment of dividends to its shareholders. Our payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Statutory and regulatory limitations apply to our payment of dividends to our shareholders. If, in the opinion of the federal banking regulator, we were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings

The Department of Banking and Finance also regulates our dividend payments and must approve dividend payments that would exceed 50% of the bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

In 2005, we declared no dividends. We have not declared a dividend since our inception and we do not expect to do so in the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates

Atlantic Southern Financial Group and Atlantic Southern Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•       a bank’s loans or extensions of credit to affiliates;

•       a bank’s investment in affiliates;

•       assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•       loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•       a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the taking of low-quality assets.

We are subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

We are subject to restrictions on extensions of credit to our executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We and the bank have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Anti-Terrorism and Money Laundering Legislation

We are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the USA PATRIOT Act), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. We have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•                  raising the coverage level for retirement accounts to $250,000;

•                  indexing deposit insurance coverage levels for inflation beginning in 2012;

•                  prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•                  merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•                  providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.             Risk Factors

An investment in our common stock involves risks. The risks described below, should be considered in conjunction with the other information, including our consolidated financial statements and related notes. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and shareholders may lose all or part of their investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

Opening new offices may not result in increased assets or revenues for us.

We intend on establishing three new offices over the next 12 months. The investment necessary for these branch expansions may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our reliance on time deposits, including out-of-market certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our results of operations.

Among other sources of funds, we rely heavily on deposits for funds to make loans and to provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits, so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Out-of-market certificates of deposit as of December 31, 2005 represented 51.4% of our total deposits. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract, keep or to replace them with other deposits or with funds from other sources. Not being able to attract time deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our net interest margin and results of operations.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the rapid growth of the bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer loan portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•       the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•       the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•       we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•       the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•       we may enter into new markets where we lack experience; and

•       we may introduce new products and services with which we have no prior experience into our business.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With most of our loans concentrated in central Georgia, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 87% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the teamwork and increased productivity fostered by our culture, which could harm our business.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters teamwork and increased productivity. As our organization grows and we are required to implement more complex management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Presently 12 banks serve Bibb County with a total of 55 branches, 10 banks serve Houston County with a total of 28 branches, and 17 banks serve Chatham County with a total of 83 branches.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Our interest rate sensitivity is currently outside our policy guidelines, and we may incur additional costs if interest rates fall.

At December 31, 2005, our interest rate sensitivity model forecasted a decline in net interest income of $2.16 million, or -12.67%, as a result of an immediate 200 basis point decline in rates. Our interest rate sensitivity policy provides guidelines to management to limit our interest rate sensitivity to plus or minus 10% in the event of an immediate increase or decline in interest rates of 200 basis points. There is a risk that a decline in short-term interest rates may cause a significant decline in our net interest income. There is also a risk that we will be unable to bring our interest rate sensitivity back within policy guidelines without adversely affecting our results of operations.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect our business and the trading price of our stock.

We are currently in the process of evaluating our internal controls system to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluations and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These systems are necessary to produce accurate financial reports and prevent fraudulent activity. We will be required to begin complying with Section 404 for our first fiscal year ending after July 15, 2007, however, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a reporting company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain highly dependent on our executive management team, consisting of Mark A. Stevens, Gary P. Hall, Carol Soto and Brandon L. Mercer. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy of Georgia’s coastal region is affected, from time to time, by adverse weather events, particularly hurricanes. Our Savannah market area consists primarily of coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses.

Risks Related to Our Industry

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance.

Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Atlantic Southern Bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance. Our compliance with Federal Reserve Board, FDIC and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Item 1B.             Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2.          Properties

We conduct our business primarily through our office located at 4077 Forsyth Road, Macon, Bibb County, Georgia. We own this facility, which contains approximately 14,000 square feet of space, and also serves as our main office, opening for business as a bank office on December 10, 2001.

The following table summarizes pertinent details of our owned banking and loan production offices, and our leased operations center.

Office Address	City	Zip Code	Date Opened
502 Mulberry Street	Macon	31201	March 29, 2004
494 Monroe Street	Macon	31201	February 7, 2005
252 Holt Avenue (Leased)	Macon	31201	February 22, 2005
464 S. Houston Lake Drive	Warner Robins	31088	April 7, 2005
7393 Hodgson Memorial Drive, Suite 201	Savannah	31406	December 19, 2005

All of the offices listed above, excluding the Holt Avenue location, are owned by the Bank. The Holt Avenue location has a lease term of three years. We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. We are not aware of any environmental problems with the properties that we own that would be material, either individually, or in the aggregate, to our operations or financial condition. We also have contracts to purchase two parcels of land for future potential branch locations. These parcels of land are located in Rincon and Pooler, Georgia.

Item 3.          Legal Proceedings

There are no material pending legal proceedings to which Atlantic Southern Financial Group or Atlantic Southern Bank are a party, or to which any of their properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Atlantic Southern Financial Group or any associate of any of the foregoing, is a party or has an interest adverse to Atlantic Southern Financial Group.

Item 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2005, which required a vote of the security holders through solicitation of proxies or otherwise.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In February 2004, our stock began trading on the OTC Bulletin Board. Prior to that time, our common stock was infrequently traded in private transactions. Although our common stock is quoted on the OTC Bulletin Board, there has been limited trading, at widely varying prices, and trading to date has not created an active market for our common stock. Thus, the prices at which trades occurred since being quoted on the OTC Bulletin Board may not be representative of the actual value of our common stock.

On September 8, 2005, Atlantic Southern Financial Group, Inc. announced a three-for-two stock split in the form of a 50% stock dividend, which was payable on September 30, 2005 to shareholders of record as of September 20, 2005. No fractional shares were issued, and each shareholder entitled to a fractional share received cash at the rate of $16.00 per share.

We are aware of sporadic trades during 2005 with split-adjusted prices ranging from $11.33 to $24.50, and sporadic trades during 2004 with split-adjusted prices ranging from $8.17 to $11.33. Our common stock is currently trading on the OTC Bulletin Board under the symbol “ASFN.OB.”  The last reported sale price of our common stock on March 23, 2006 was $30.00. As of December 31, 2005, we had 2,604,052 shares of common stock outstanding and approximately 901 shareholders of record.

The following table sets forth for the periods indicated the high, low and closing quarter sale prices (adjusted for the September 2005 stock split) for our common stock as reported by the OTC Bulletin Board during each quarter of 2005 and 2004.

2005

	High	Low	Close
First Quarter	11.33	10.33	10.33
Second Quarter	12.33	10.33	12.33
Third Quarter	19.00	12.33	19.00
Fourth Quarter	24.50	19.00	24.25

2004

	High	Low	Close
First Quarter	9.33	9.33	9.33
Second Quarter	10.01	9.33	10.01
Third Quarter	11.00	10.67	10.67
Fourth Quarter	11.33	10.67	11.33

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. However, we declared no dividends in 2004 or 2005, and we do not expect to pay dividends in the foreseeable future. Instead, we intend to retain earnings to grow our business and strengthen our capital base. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends paid by the bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by banking laws, regulations and authorities. See “Supervision and Regulation—Payment of Dividends” on page     .

During the fourth quarter of 2005, we did not repurchase any of our securities or sell any of our securities without registration under the Securities Act of 1933, as amended.

Item 6.          Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data is presented below as of and for the years ended December 31, 2001 through 2005. The selected consolidated financial data presented below as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, are derived from our audited financial statements and related notes included in this prospectus and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page      . The selected consolidated financials as of December 31, 2003, 2002, and 2001, and for the two yeasr ended December 31, 2002, have been derived from our audited financial statements that are not included in this prospectus. The shares outstanding and per share financial data presented below has been adjusted to give effect to the 3-for-2 stock split in the form of a stock dividend effected on September 30, 2005.

In January 2005, shareholders of Atlantic Southern Bank exchanged their common stock in Atlantic Southern Bank for common stock in the newly formed holding company, Atlantic Southern Financial Group. The transaction was accounted for on historical carrying amounts. The consolidated financial statements as of December 31, 2005 include the accounts of Atlantic Southern Financial Group and its wholly-owned subsidiary, Atlantic Southern Bank. Year end data for 2004, 2003, 2002, and reflect financial data for Atlantic Southern Bank.

	As of and for the Years Ended December 31,
	2005	2004(1)	2003(1)	2002(1)	2001(1)(3)
	(Amounts in thousands, except share and per share amounts)
Income Statement Data:
Total interest and dividend income	$21,624	$10,591	$6,076	$2,622	$22
Gross interest expense	8,628	3,241	2,149	1,067	4
Net interest income before provisions for loan losses	12,996	7,350	3,927	1,555	18
Provision for loan losses	1,493	1,377	808	725	25
Net interest income after provision for loan losses	11,503	5,973	3,119	830	(7)
Noninterest income	1,186	387	212	70	—
Noninterest expense	6,693	3,760	2,438	1,641	465
Income (loss) before income taxes	5,996	2,600	893	(741)	(472)
Income tax provision (benefit)	2,111	938	(16)	4	—
Income (loss) before extraordinary item	3,885	1,662	909	(745)	(472)
Net income (loss)	$3,885	$1,662	$909	$(745)	$(472)

Per Common Share:(2)
Net income (loss)—basic	$1.49	$0.71	$0.51	$(0.62)	$(0.39)
Net income (loss)—diluted	1.33	0.67	0.49	(0.62)	(0.39)
Cash dividends declared	—	—	—	—	—
Book value	9.75	8.44	7.09	5.73	6.27

(1)             Atlantic Southern Bank only. The holding company reorganization was completed on January 3, 2005.

(2)             Adjusted for stock split (2,604,052 basic shares outstanding and 2,878,491 diluted shares outstanding).

(3)             Atlantic Southern Bank began banking operations on December 10, 2001.

	As of and for the Years Ended December 31,
	2005	2004(1)	2003(1)	2002(1)	2001(1)(2)
	(Dollar amounts in thousands, except per share amounts)
Period End Balances:
Loans (net of loan loss reserve)	$327,291	$225,482	$134,277	$67,461	$2,138
Earning assets(5)	374,129	251,250	4,152	3,434	949
Total assets	388,710	263,317	161,280	79,606	12.593
Deposits	334,575	221,248	140,220	70,706	5,042
Shareholders’ equity	25,386	21,966	14,403	6,882	7,528
Shares outstanding—basic	2,604,052	2,343,982	1,778,983	1,200,000	1,200,000
Shares outstanding—diluted(6)	2,911,930	2,493,247	1,869,027	1,200,000	1,200,000

Average Balances:
Loans	$285,244	$176,609	$103,107	$37,021	$76
Earning assets(5)	315,777	194,752	115,215	45,545	355
Total assets	329,750	203,266	121,053	49,063	10,076
Deposits	279,315	170,766	105,247	41,425	214
Shareholders’ equity	22,845	18,446	11,820	7,105	7,659
Shares outstanding—basic	2,604,052	2,343,982	1,778,983	1,200,000	1,200,000
Shares outstanding—diluted(6)	2,911,930	2,493,247	1,869,027	1,200,000	1,200,000

Performance Ratios:
Return on average assets	1.18%	0.82%	0.75%	(1.52)%	(55.43)%
Return on average equity	17.15	9.02	7.68	(10.49)	(73.85)
Net interest margin, taxable equivalent	4.26	3.78	3.41	3.41	—
Efficiency ratio(3)	47.19	48.60	59.25	100.93	910.48
Average loans to average deposits	99.43	103.42	97.97	89.37	35.51
Average equity to average assets	6.86	8.34	9.76	14.48	76.01

Capital Ratios:
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Tier 1 capital to risk adjusted assets	10.21	9.06	9.96	9.26	146.77
Total capital to risk adjusted assets	11.89	10.21	11.03	10.28	147.26
Tier 1 capital to average tangible assets	8.88	8.91	9.49	9.32	74.67

Asset Quality Ratios:
Nonperforming assets to total assets(4)	0.07%	0.05%	0.00%	0.00%	0.00%
Loan loss reserve to nonperforming assets(4)	1445.99	2043.80	—	—	—
Net loans charged-off to average loans	0.07	0.07	0.00	0.00	0.00
Provision for loan loss to average loans	.52	0.78	0.78	1.95	32.89

(1)             Atlantic Southern Bank only. The holding company reorganization was completed on January 3, 2005.

(2)             Atlantic Southern Bank began banking operations on December 10, 2001.

(3)             Noninterest expense divided by the sum of net interest income and noninterest income.

(4)             Nonperforming assets include non-accrual loans and loans over 90 days past due. During the fiscal years 2001 to 2003, the Bank did not have any nonperforming assets.

(5)             Earnings Assets are determined by adding loans, mortgage loans held for sale, investment securities, deposits at the Federal Home Loan Bank, federal funds sold, and cash surrender value of life insurance.

(6)             Shares outstanding—diluted are computed by taking the net income applicable to common stock divided by average number of common shares outstanding with the effect of dilutive options and warrants, etc.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2005 compared to December 31, 2004, and the results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	December 31,
	2005	2004	$ Change	% Change
Assets:
Cash and due from banks	$4,202,851	$5,275,001	$(1,072,150)	-20.33%
Federal funds sold	1,450,000	4,556,000	(3,106,000)	-68.17%
Securities available for sale	34,525,648	19,135,653	15,389,995	80.43%
Loans	331,440,956	228,282,068	103,158,888	45.19%
Total assets	388,710,484	263,317,020	125,393,464	47.62%
Liabilities:
Deposits	334,575,124	221,248,184	113,326,940	51.22
FHLB borrowings	16,200,000	19,200,000	(3,000,000)	-15.63%
Junior subordinated debentures	10,000,000	—	10,000,000	100.00%
Loan to Deposit Ratio	99.06%	103.18%

The most significant change in the composition of assets was the increase in loans due to continued growth of the Company. The most significant change in the composition of liabilities was the increase in deposits to fund loan growth. The Company issued $10 million in junior subordinated debentures to provide capital to fund the continued growth of the bank.

Asset Quality

A summary of changes in the allowance for loan losses of the Company is as follows:

	December 31,
	2005	2004	2003
Beginning Balance	$2,800,000	$1,555,000	$750,000
Add—Provision for possible loan losses	1,493,050	1,376,596	807,696
Subtotal	4,293,050	2,931,596	1,557,696
Less:
Loans charged off	150,000	131,596	2,696
Recoveries on loans previously charged of	(6,950)	—	—
Net loans charged off	143,050	131,596	2,696
Balance, end of year	$4,150,000	$2,800,000	$1,555,000

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2005	2004
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	$—	—
Total impaired loans	$—	$—

Valuation allowance related to impaired loans	$—	$—
Total non-accrual loans	$274,624	$137,314
Total loans past-due ninety days or more and still accruing	$13,287	$—

Years Ended December 31,
	2005	2004	2003
Average investment in impaired loans	$—	$—	$—
Interest income recognized on impaired loan	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—

The loan portfolio is reviewed periodically to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Due to the Company’s short operating history, the Bank does not yet have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.25%. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

As our loan portfolio matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation. As a result, future results could differ from the loan loss results reflected in this analysis.

The Bank’s policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual. Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

Results of Operations

General

The Company’s results of operations are determined by management’s ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond our control, the ability to generate interest income is dependent upon the Bank’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the related results of operations ratios for Assets and Equity:

	Years Ended December 31,
	2005	2004	$ Change	% Change
Return on Average Assets	1.18%	0.82%	0.004	43.90%
Return on Average Equity	17.15%	9.02%	0.081	90.13%
Average Equity to Average Assets	6.86%	8.34%	(0.015)	-17.77%
Yield on Average Earning Assets	6.87%	5.44%	0.014	26.29%
Cost on Average Interest Bearing Liabilities	2.76%	1.76%	0.010	56.82%
Net Yield on Average Earning Assets	3.90%	3.52%	0.004	10.80%
Total Average Stockholder’s Equity	$22,653,793	$18,430,144	$4,223,649	22.92%
Total Average Assets	$329,973,214	$202,731,585	$127,241,629	62.76%

The following table shows the significant components of Net Income:

	Years Ended December 31,
	2005	2004	$ Change	% Change
Interest Income	$21,623,605	$10,590,929	$11,032,676	104.17%
Interest Expense	8,627,589	3,241,045	5,386,544	166.20%
Net Interest Income	12,996,016	7,349,884	5,646,132	76.82%
Provision for Loan Losses	1,493,050	1,376,596	116,454	8.46%
Net Income	3,885,190	1,662,400	2,222,790	133.71%
Net Income Per Share	1.49	0.71	0.78	109.86%

The increases in interest income and interest expense are primarily due to the continued growth in loans and deposits of the Bank.

Composition of other noninterest income is as follows:

	Years Ended December 31,
	2005	2004	$ Change	% Change
Service charges on deposit accounts	$401,616	$241,024	$160,592	66.63%
Other service charges, commissions and fees	76,072	46,221	29,851	64.58%
Gain on sales / calls of investment securities	—	—	—	—
Income from mortgage fees	441,284	40,771	400,513	982.35%
Other income	267,445	58,521	208,924	357.01%
Total noninterest income	1,186,417	386,537	799,880	206.93%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should grow with the growth in the Bank’s demand deposit account base. The increase in mortgage fees is primarily due to the full year of mortgage loan brokerage activity which was started in late 2004. The most significant change in other income was $105,640 of income from increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased in 2005.

Composition of other noninterest expense is as follows:

	Years Ended December 31,
	2005	2004	$ Change	% Change
Salaries	$2,516,521	$1,469,923	$1,046,598	71.20%
Employee benefits	945,719	507,617	438,102	86.31%
Net occupancy expense	385,836	201,824	184,012	91.17%
Equipment rental and depreciation of equip	275,405	184,330	91,075	49.41%
Loss on sales of assets	—	—	—	—
Other expenses	2,569,595	1,395,927	1,173,668	84.08%
Total noninterest expense	6,693,076	3,759,621	2,933,455	78.03%

Other major expenses included in other expenses are as follows:

	Years Ended December 31,
	2005	2004	$ Change	% Change
Advertising	$225,680	$130,183	$95,497	73.36%
Brokerage fees	329,343	127,650	201,693	158.00%
Data processing	231,282	178,416	52,866	29.63%

The increases in noninterest expenses are primarily due to the growth of the bank. The most significant increases in 2005 are increases in salaries and employee benefits. The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees. At December 31, 2005, the number of full-time equivalent employees was 66 compared to 41 at December 31, 2004. The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for two new branches. Additionally, the bank relocated its operations department during the first quarter of 2005. The bank operates from five facilities as of December, 2005 compared to two facilities as of December, 2004. The increases in other expenses are not attributable to any one particular item, but represent normal increases based on the level of growth for the bank.

Liquidity

The Company engages in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Funding needs are met through loan repayments, net interest and fee income and through the acquisition of new deposits and the renewal of maturing deposits. Each week, management monitors the loan commitments and evaluates funding options to retain and grow deposits. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside the immediate market area.

The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature. To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company has established overnight borrowing for Federal Funds Purchased through various correspondent banks, lines of credit through the membership of the Federal Home Loan Bank program, and participatory relationships with correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results. The bank’s liquid assets consist of cash and due from accounts and federal funds sold.

The Bank’s liquid assets as a percentage of total deposits were as follows:

	December 31,
	2005	2004
Liquid assets as a percentage of deposits	1.73%	4.44%

The ratio of liquid assets as a percentage of deposits decreased primarily due to the 51% increase in deposits shown above. In addition, there was a 68% decrease in fed funds sold which was utilized to fund loan growth.

The Bank’s available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	December 31,
	2005	2004
Federal funds purchased lines available	$17,450,000	$12,750,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) as follows:

	December 31, 2005
	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.52%*	July 7, 2008	$6,000,000
Three month Libor plus eight basis points, current rate 4.58%**	June 18, 2007	$5,000,000
One month Libor plus five basis points, current rate 4.42%	October 20, 2006	$5,200,000

*                    If 3 month LIBOR is equal to or less than 3% the rate will be 3 month LIBOR plus 52 basis points. If 3 month LIBOR is greater than 3% and less than or equal to 5% the rate will equal 3.52%. If 3 month LIBOR is greater than 5% then the rate will equal 3.52% plus (3-month LIBOR minus 5%).

**             On June 20, 2005, interest rate on advance was converted to 3 month LIBOR-based plus 8 basis points .

Stock in the FHLB and a blanket lien on residential, multifamily and commercial loans with a carrying value of $27,118,513 secure the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect. The Company expects no material effects of the interest rate caps or conversion features on future results of operation.

	December 31,
	2005	2004
FHLB stock	$1,255,700	$1,186,600

At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The following table summarizes the capital position of the Company:

Bank	$35,885,000	10.65%
Tier I Capital To Average Assets
Consolidated	$34,427,000	8.88%
Bank	$35,885,000	9.26%

December 31, 2004

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$24,881,000	10.21%
Bank	$24,881,000	10.21%

Tier I Capital To Risk Weighted Assets:
Consolidated	$22,081,000	9.06%
Bank	$22,081,000	9.06%

Tier I Capital To Average Assets
Consolidated	$22,081,000	8.91%
Bank	$22,081,000	8.91%

The capital of the Company exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made. The increase in the Bank’s capital ratios is primarily due to the issuance of $10,000,000 in Trust Preferred Securities during the second quarter of 2005.

Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s primary market risk is exposure to interest rate movements. We have no foreign currency exchange rate risk, commodity price risk, or any other material market risk. The Corporation has no trading investment portfolio, nor do we have any interest rate swaps or other derivative instruments.

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation’s interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments:  short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution’s interest rate sensitivity.

One of the indicators for our interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the “gap.”  A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing.

We have established an asset/liability committee which monitors the Bank’s interest rate sensitivity and makes recommendations to the board of directors for actions that need to be taken to maintain a targeted gap range. An analysis is made of the Bank’s current cumulative gap each month by management and presented to the board quarterly for a detailed review.

The table below provides information about the Corporation’s financial assets and liabilities that are sensitive to changes in interest rates. For each rate-sensitive asset and liability listed, the table presents principal balances and weighted average interest rates by expected maturity or the earliest possible repricing opportunity dates.

	0-90	91-180	181-365	Over 1 Year	Over
	Days	Days	Days	thru 5 Years	5 Years
	(Dollars in Thousands)
Interest Rate Sensitive Assets:
Loans	$259,063	$7,587	$10,503	$55,519	$364
Securities	—	—	1,561	18,637	14,328
FHLB Stock	—	—	—	—	1,256
Federal Funds Sold	1,450	—	—	—	—
Total Interest Rate Sensitive Assets	$260,513	$7,587	$12,064	$74,156	$15,948

Interest Rate Sensitive Liabilities:
Interest Bearing Demand Deposits	$25,847	$—	$—	$—	$—
Savings and Money Market Deposits	24,792	—	—	—	—
Time Deposits	51,485	52,458	75,673	82,720	—
Other Borrowings	16,200	—	—	—	—
Total Interest Rate Sensitive Liabilities	$118,324	$52,458	$75,673	$82,720	$—
Interest Rate Sensitivity GAP	$142,189	$(44,871)	$(63,609)	$(8,564)	$15,948
Cumulative Interest Rate Sensitivity GAP	$142,189	$97,318	$33,709	$25,145	$41,093
Cumulative GAP as a % of total assets
December 31, 2005	36.58%	25.04%	8.67%	6.47%	10.57%
Cumulative GAP as a % of total assets
December 31, 2004	48.07%	38.01%	16.46%	9.83%	11.71%

The interest rate sensitivity table presumes that all loans and securities will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and customer needs. The Bank monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions.

At December 31, 2005, the above gap analysis indicates a positive cumulative gap position through the one-year time interval of $33.7 million. A positive gap position indicates that the Bank’s rate sensitive assets will reprice faster than its rate sensitive liabilities, with 75.7% of rate sensitive assets and 74.9% of rate sensitive liabilities repricing within one year. The Bank is asset sensitive, meaning that rising rates tend to be beneficial, in the near and long term. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank’s local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short-term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Although we manage certain other risks, such as credit quality and liquidity risk, in the normal course of business we consider interest rate risk to be our most significant market risk and the risk that could potentially have the largest material effect on our financial condition and results of operations. We do not maintain a trading portfolio or deal in international instruments, and therefore, other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Quantitative information about the Company’s market risk at December 31, 2005 is as follows (in thousands):

Interest Rate Risk: Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$14,888	$17,049	$20,132
$ change net interest income	(2,161)	—	3,082
% change net interest income	(12.67)%	0.00%	18.08%

The Company has adopted an asset/liability management program to monitor the Company’s interest rate sensitivity and to ensure that the Company is competitive in the loan and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. The Company has not entered into any derivative financial instruments such as futures, forwards, swaps or options. Additionally, refer to our interest rate sensitivity management and liquidity discussion in Management’s Discussion and Analysis.

Item 8.    Financial Statements and Supplementary Data

Atlantic Southern Financial Group, Inc., a Georgia corporation (the “Company”) is a holding company engaged in commercial banking primarily in Bibb County and Houston County, Georgia. The Company currently has one subsidiary, Atlantic Southern Bank (the “Bank”), which is active in retail and commercial banking.

The Company’s common stock, $5.00 par value (the “Common Stock”), is traded on the OTC Bulletin Board under the symbol “ASFN”; however, no active trading market has developed. As of January 1, 2006 there were 901 (ASFN) holders of record of the Company’s Common Stock. Currently, the Company’s sole source of income is dividends from the Bank. The Bank is subject to regulation by the Georgia Department of Banking and Finance (the “DBF”). Statutes and regulations enforced by the DBF include parameters that define when the Bank may or may not pay dividends. The Company’s dividend policy depends on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. No assurance can be given that any dividends will be declared by the Company, or if declared, what the amount of the dividends will be. All FDIC insured institutions, regardless of their level of capitalization, are prohibited from paying any dividend or making any other kind of distribution, if following the payment or distribution, the institution would be undercapitalized.

This statement has not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Atlantic Southern Financial Group, Inc.

We have audited the consolidated balance sheets of Atlantic Southern Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Southern Financial Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

January 10, 2006
Dublin, Georgia

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
Assets
Cash and due from banks	$4,202,851	$2,348,804
Interest-bearing deposits in other banks	129,543	2,926,197
Federal funds sold	1,450,000	4,556,000
Total cash and cash equivalents	5,782,394	9,831,001
Securities available for sale, at fair value	34,525,648	19,135,653
Federal Home Loan Bank stock, restricted, at cost	1,255,700	1,186,600
Loans held for sale	1,226,353	890,529
Loans, net of unearned income	331,440,956	228,282,068
Less—allowance for loan losses	(4,150,000)	(2,800,000)
Loans, net	327,290,956	225,482,068
Bank premises and equipment, net	9,140,566	4,608,777
Accrued interest receivable	2,709,386	1,157,596
Cash surrender value of life insurance	4,100,663	—
Other assets	2,678,819	1,024,796
Total Assets	$388,710,484	$263,317,020

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$21,599,726	$16,947,999
Interest bearing	312,975,398	204,300,185
Total deposits	334,575,124	221,248,184
Federal funds purchased	—	—
FHLB borrowings	16,200,000	19,200,000
Junior subordinated debentures	10,000,000	—
Accrued interest payable	1,648,664	663,695
Accrued expenses and other liabilities	900,397	239,393
Total liabilities	363,324,185	241,351,272
Shareholders’ Equity:
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 2,604,052 in 2005 and 1,736,054 in 2004	13,020,260	8,680,270
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Paid-in capital surplus	12,047,356	12,047,356
Retained earnings	898,117	1,353,621
Accumulated other comprehensive income (loss)	(579,434)	(115,499)
Total shareholders’ equity	25,386,299	21,965,748
Total Liabilities and Shareholders’ Equity	$388,710,484	$263,317,020

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	$4,000,000	$4,000,000	$(1,217,244)	$(99,180)	$6,683,576
Cash dividends	—	—	—	—	—
Comprehensive income:
Net income	—	—	908,465	—	908,465
Valuation allowance adjustment on securities available for sale	—	—	—	63,544	63,544
Total comprehensive income					972,009
Issuance of Common stock	2,775,510	2,775,510	—	—	5,551,020
Balance, December 31, 2003	6,775,510	6,775,510	(308,779)	(35,636)	13,206,605
Cash dividends	—	—	—	—	—
Comprehensive income:
Net income	—	—	1,662,400	—	1,662,400
Valuation allowance adjustment on securities available for sale	—	—	—	(79,863)	(79,863)
Total comprehensive income					1,582,537
Issuance of Common stock	1,904,760	5,271,846	—	—	7,176,606
Balance, December 31, 2004	8,680,270	12,047,356	1,353,621	(115,499)	21,965,748
Cash dividends	—	—	—	—	—
Comprehensive income:
Net income	—	—	3,885,190	—	3,885,190
Valuation allowance adjustment on securities available for sale	—	—	—	(422,575)	(422,575)
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	(41,360)	(41,360)
Total comprehensive income					3,421,255
Three-for-two stock split	4,339,990	—	(4,340,694)	—	(704)
Balance, December 31, 2005	$13,020,260	$12,047,356	$898,117	$(579,434)	$25,386,299

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
Interest and Dividend Income:
Interest and fees on loans	$20,489,819	$10,040,299	$5,744,510
Interest on securities:
Taxable income	837,106	456,286	288,311
Non-taxable income	124,085	38,292	—
Income on federal funds sold	112,472	35,866	34,032
Other interest and dividend income	60,123	20,186	8,897
Total interest and dividend income	21,623,605	10,590,929	6,075,750
Interest Expense:
Deposits	7,594,664	3,014,761	2,096,137
FHLB borrowings	548,978	212,221	48,049
Federal funds purchased	83,799	14,063	4,801
Junior subordinated debentures	400,148	—	—
Other interest expense	—	—	—
Total interest expense	8,627,589	3,241,045	2,148,987
Net interest income before provision for loan losses	12,996,016	7,349,884	3,926,763
Less—provision for loan losses	1,493,050	1,376,596	807,696
Net interest income after provision for loan losses	11,502,966	5,973,288	3,119,067
Noninterest Income:
Service charges on deposit accounts	401,616	241,024	134,684
Other service charges, commissions and fees	76,072	46,221	33,119
Gain on sales / calls of investment securities	—	—	23,822
Income from mortgage fees	441,284	40,771	—
Other income	267,445	58,521	19,982
Total noninterest income	1,186,417	386,537	211,607
Noninterest Expense:
Salaries	2,516,521	1,469,923	1,061,074
Employee benefits	945,719	507,617	214,402
Net occupancy expense	385,836	201,824	152,245
Equipment rental and depreciation of equipment	275,405	184,330	155,097
Loss on sales of assets	—	—	—
Other expenses	2,569,595	1,395,927	855,181
Total noninterest expense	6,693,076	3,759,621	2,437,999
Income Before Income Taxes	5,996,307	2,600,204	892,675
Provision for (benefit of) income taxes	2,111,117	937,804	(15,790)
Net Income	$3,885,190	$1,662,400	$908,465
Earnings per share:
Basic	$1.49	$0.71	$0.51
Diluted	$1.33	$0.67	$0.49

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$3,885,190	$1,662,400	$908,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,493,050	1,376,596	807,696
Depreciation	338,701	221,305	182,507
Net amortization of securities	55,268	81,601	51,668
Loss on sales of assets	—	—	—
Gain on sales / calls of investment securities	—	—	(23,822)
Loans held for sale	(335,824)	(890,529)	—
Change in cash surrender value of life insurance	(4,100,663)	—	—
Changes in accrued income and other assets	(3,205,812)	(1,072,159)	(684,753)
Changes in accrued expenses and other liabilities	1,884,970	287,146	139,027
Net cash provided by operating activities	14,881	1,666,360	1,380,788
Cash Flows from Investing Activities:
Net change in loans to customers	(103,301,938)	(92,581,291)	(67,373,602)
Purchase of available for sale securities	(12,868,816)	(8,761,195)	(11,737,152)
Sales of securities available for sale	—	497,500	2,641,848
Proceeds from maturities of available for sale securities	—	250,000	250,000
Proceeds from calls of available for sale securities	500,000	1,895,000	1,490,000
Purchase of mortgage backed securities	(5,502,710)	(2,999,500)	—
Proceeds from paydowns on mortgage-backed securities	1,723,331	1,421,998	1,829,793
Purchase of debt securities	—	—	(250,000)
Purchase of FHLB stock	(69,100)	(886,600)	(274,800)
Property and equipment expenditures	(4,870,490)	(1,788,611)	(146,258)
Proceeds from sales of assets	—	—	—
Net cash used in investing activities	(124,389,724)	(102,952,699)	(73,570,171)
Cash Flows from Financing Activities:
Net change in deposits	113,326,940	81,028,172	69,514,423
Net increase (decrease) in federal funds purchased	—	—	(1,500,000)
FHLB borrowings	(3,000,000)	13,200,000	6,000,000
Proceeds from junior subordinated debentures	10,000,000	—	—
Proceeds from issuance of common stock	—	5,980,348	6,747,278
Payment for fractional shares	(704)	—	—
Cash dividends paid	—	—	—
Net cash provided by financing activities	120,326,236	100,208,520	80,761,701
Net Increase (Decrease) in Cash and Cash Equivalents	(4,048,607)	(1,077,819)	8,572,318
Cash and Cash Equivalents, Beginning of Year	9,831,001	10,908,820	2,336,502
Cash and Cash Equivalents, End of Year	$5,782,394	$9,831,001	$10,908,820

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2005

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Reporting Entity—The Company began operation on December 10, 2001 as New Southern Bank (the “Bank”) and operates as a state chartered bank in Macon, Georgia. In July, 2005, the Company changed the bank name to Atlantic Southern Bank to better support expansion into the coastal Georgia region. At the April 27, 2004 Annual Meeting of Shareholders, the shareholders approved the proposal to reorganize the Bank into a holding company structure by virtue of a share exchange whereby each share of Bank common stock issued and outstanding was to be converted into and exchanged for the right to receive one share of NSB Holdings, Inc.’s (the “Company”) common stock. NSB Holdings, Inc. was organized by the Bank for the purpose of serving as its holding company. The share exchange was consummated on January 3, 2005.

In November, 2005, the Company changed its name from NSB Holdings, Inc. to Atlantic Southern Financial Group, Inc. to better support expansion into the Georgia coastal region and Atlantic Southern Financial Group, Inc. is now the holding company for Atlantic Southern Bank. The bank’s common stock is Atlantic Southern Financial Group, Inc.’s only significant asset. No changes in the management or business strategy have occurred or will occur as a result of the reorganization.

The Company is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan areas we serve. Through Atlantic Southern Bank, the Company specializes in commercial real estate and small business lending. The Company offers a range of lending services, of which some are secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. Primarily, the Company makes loans to small and medium-sized businesses; however, the Company also makes loans to consumers for a variety of purposes. The Company’s principal source of funds for loans and investing in securities is time deposits, including out-of-market certificates of deposits and core deposits. The Company offers a wide range of deposit services including checking, savings, money market accounts and certificates of deposit.

2.    Securities—The classification of securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net-of-tax effect) excluded from earnings and reported as a component of shareholders’ equity. Securities available for sale will be used as a part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and other factors.

Held to maturity securities, primarily debt securities are stated at cost, net of the amortization of premium and the accretion of discount. The Company intends and has the ability to hold such securities on a long-term basis or until maturity.

Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts.

3.    Derivate Instruments and Hedging Activities—The Company’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company views this strategy as a prudent management of interest rate sensitivity, such that net income is not exposed to undue risk presented by changes in interest rates.

In carrying out this part of its interest rate risk management strategy, the Company uses interest rate floors. Interest rate floors generally protect the holder from declines in short-term interest rates by making a payment to the holder when the underlying interest rate (the “index” or reference interest rate) falls below a specified strike rate (the “floor rate”). Floors are purchased at a premium and typically have maturities between one and seven years.

Fair Value Hedge:   As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of the derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge.

Cash Flow Hedge:   Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company is obligated to pay the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company. From time to time, the Company may require the counterparties to pledge securities as collateral to cover the net exposure.

The Company’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of the asset/liability and treasury functions. The Company’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the net income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the net income of the period of the change.

As of December 31, 2005 and 2004, the Company had no fair value hedges.

As of December 31, 2005, approximately 63% of the Company’s loans contained contractual floors, and the Company had cash flow hedges with a notional amount of approximately $20 million for the purpose of added protection to the Company in the event of declining interest rates. As of December 31, 2005, the Company recorded an asset of approximately $144 thousand for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

As of December 31, 2004, the Company had no cash flow hedges.

4.    Loans and Interest Income—Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discount and a valuation allowance for possible loan losses. Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination fees, net of direct loan origination costs, are deferred and recognized as an adjustment of the yield over the life of the loans using a method which approximates a level yield.

5.    Loans Held For Sale—Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. These loans are sold on a non-recourse basis.

6.    Allowance for Loan Losses—The allowance for loan losses is available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s loans that have been identified as impaired have been measured by the fair value of existing collateral.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

7.    Premises and Equipment—Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method. Costs of major additions and improvements, including interest are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

8.    Income Taxes—The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

9.    Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other Company’s with original maturities of less than three months are included.

10.  Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.

Such agencies may require the Company to recognize losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

11.  Advertising Costs—It is the policy of the Company to expense advertising costs as they are incurred. The Company does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense are as follows:

	Years Ended December 31,
	2005	2004	2003
Advertising cost	$225,680	$130,183	$87,149

12.  Officer and Organizer Stock Option Plan—Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$3,885,190	$1,662,400	$908,465
Additional expense had the Corporation adopted SFAS No. 123	(53,559)	(339,759)	(339,759)
Related tax benefit	21,424	135,904	135,904
Pro forma net income	$3,853,055	$1,458,545	$704,610
Earnings per share:
Basic, as reported	$1.49	$0.71	$0.51
Basic, pro forma	$1.48	$0.62	$0.40
Diluted, as reported	$1.33	$0.67	$0.49
Diluted, pro forma	$1.32	$0.58	$0.38

13.  Income per Common Share—Basic income per share represents income allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to loss that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Income per common share has been computed based on the following:

	Years Ended December 31,
	2005	2004	2003
Net income	$3,885,190	$1,662,400	$908,465
Less: Preferred stock dividends	—	—	—
Net income applicable to common stock	$3,885,190	$1,662,400	$908,465
Average number of common shares outstanding	2,604,052	2,343,982	1,778,983
Effect of dilutive options, warrants, etc.	307,878	149,265	90,044
Average number of common shares outstanding used to calculate diluted earnings per common share	2,911,930	2,493,247	1,869,027

14.  Comprehensive Income—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available—for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$(577,598)	$(121,005)	$72,457
Change in fair value of derivatives	(62,667)	—	—
Reclassification adjustment for gains realized in income	—	—	23,822
Net unrealized gains (losses)	(640,265)	(121,005)	96,279
Tax effect	217,690	41,142	(32,735)
Net-of-tax amount	$(422,575)	$(79,863)	$63,544

15.  Recent Accounting Pronouncements—In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective as of the beginning of fiscal years beginning after June 15, 2005. The

Company will adopt in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that have characteristics of liabilities and equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds variable interest that it acquired before February 1, 2003. The company implemented fully the provisions and requirements of FIN 46 during 2004 without material impact on its financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and debt securities acquired in purchase business combinations. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference on the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We do not anticipate that the adoption of SOP 03-3 will have a material impact on our financial condition or results of operations.

B.   INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent. The following table reflects the amortized cost and estimated market values of investments in debt securities. In addition, gross unrealized gains and gross unrealized losses are disclosed, in accordance with Statement of Position 90-11 of the American Institute of Certified Public Accountants, which is effective for financial statements covering fiscal years ending after December 15, 1990.

AVAILABLE FOR SALE:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
December 31, 2005
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Government agencies	18,925,799	—	(389,023)	18,536,777
State and political subdivisions	5,210,167	12,537	(109,658)	5,113,046
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	24,385,966	12,537	(498,680)	23,899,823
Mortgage backed securities	10,954,945	5,313	(334,433)	10,625,825
Total	$35,340,912	$17,850	$(833,113)	$34,525,648
December 31, 2004
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Government agencies	9,491,536	4,380	(94,826)	9,401,090
State and political subdivisions	2,288,901	21,528	(39,256)	2,271,173
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	12,030,437	25,908	(134,082)	11,922,263
Mortgage backed securities	7,280,215	28,808	(95,633)	7,213,390
Total	$19,310,652	$54,716	$(229,715)	$19,135,653

There were no securities held to maturity as of December 31, 2005 and 2004.

The book and market values of pledged securities were as follows:

	December 31,
	2005	2004
Book value	$2,126,530	$3,509,353
Market value	$2,067,986	$3,461,817

The amortized cost and estimated market value of debt securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Market Value
December 31, 2005
Non-mortgage backed securities:
Due in one year or less	$1,585,968	$1,560,779
Due after one year through five years	10,725,750	10,489,929
Due after five years through ten years	5,850,777	5,738,301
Due after ten years	6,223,471	6,110,814
Total non-mortgage backed securities	$24,385,966	$23,899,823

	Amortized Cost	Estimated Market Value
December 31, 2004
Non-mortgage backed securities:
Due in one year or less	$—	$—
Due after one year through five years	8,491,536	8,411,079
Due after five years through ten years	1,600,000	1,571,177
Due after ten years	1,938,901	1,940,007
Total non-mortgage backed securities	$12,030,437	$11,922,263

The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.

At December 31, 2005, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders’ equity.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2005
	Less Than Twelve Months		More Than Twelve Months
Securities Available for Sale	Unrealized losses	Estimated Market Value	Unrealized Losses	Estimated Market Value
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Government agencies	(154,871)	9,271,565	(234,151)	9,265,212
State and political subdivisions	(62,466)	3,216,051	(47,192)	977,738
Other investments	—	—	—	—
Total non-mortgage backed debt securities	(217,337)	12,487,616	(281,343)	10,242,950
Mortgage backed securities	(118,239)	5,145,073	(216,194)	5,044,926
Equity securities	—	—	—	—
Total	$(335,576)	$17,632,689	$(497,537)	$15,287,876

	December 31, 2004
	Less Than Twelve Months		More Than Twelve Months
Securities Available for Sale	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Government agencies	(94,826)	8,406,985	—	—
State and political subdivisions	(39,256)	993,893	—	—
Other investments	—	—	—	—
Total non-mortgage backed debt securities	(134,082)	9,400,878	—	—
Mortgage backed securities	(22,768)	2,822,167	(72,865)	3,641,036
Equity securities	—	—	—	—
Total	$(156,850)	$12,223,045	$(72,865)	$11,993,330

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2005, three debt securities have unrealized losses with aggregate depreciation of 5% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

C.   LOANS

The following is a summary of the loan portfolio by principal categories:

	December 31,
	2005	2004
Commercial	$40,194,163	$38,164,854
Real estate—commercial	99,429,379	72,595,414
Real estate—construction	146,304,650	80,472,121
Real estate—mortgage	43,573,076	33,539,136
Installment loans to individuals	2,308,556	3,723,349
Total Loans	331,809,824	228,494,874
Less:
Unearned discount	(368,868)	(212,806)
Allowance for loan losses	(4,150,000)	(2,800,000)
Loans, net	$327,290,956	$225,482,068

Overdrafts included in loans were as follows:

	December 31,
	2005	2004
Overdrafts	$43,882	$10,106

D.   ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses of the Company is as follows:

	December 31,
	2005	2004	2003
Beginning Balance	$2,800,000	$1,555,000	$750,000
Add—provision for possible loan losses	1,493,050	1,376,596	807,696
Subtotal	4,293,050	2,931,596	1,557,696
Less:
Loans charged off	150,000	131,596	2,696
Recoveries on loans previously charged of	(6,950)	—	—
Net loans charged off	143,050	131,596	2,696
Balance, end of year	$4,150,000	$2,800,000	$1,555,000

The following is a summary of information pertaining to impaired and non-accrual loans:

December 31,
	2005	2004
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	—	—
Total impaired loans	$—	$—
Valuation allowance related to impaired loans	$—	$—
Total non-accrual loans	$274,624	$137,314
Total loans past-due ninety days or more and still accruing	$—	$—

Years Ended December 31,
	2005	2004	2003
Average investment in impaired loans	$—	$—	$—
Interest income recognized on impaired loan	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$—	$—	$—

E.   PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Company:

	December 31,
	Useful Lives (Years)	2005	2004

Land		$2,758,667	$1,132,162
Banking house and improvements	8-40	4,052,826	2,295,395
Furniture and fixtures	5-10	1,954,729	1,206,586
Construction in progress		1,143,094	404,685
Automobile	5	71,734	71,734
Total		9,981,050	5,110,562
Less—accumulated depreciation		(840,485)	(501,785)
Bank premises and equipment, net		$9,140,566	$4,608,777

Depreciation included in operating expenses was as follows:

	Years Ended December 31,
	2005	2004	2003
Depreciation	$338,701	$221,305	$182,507

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2005, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2006	$44,040
2007	36,000
2008	3,000
2009	0
2010	0
Thereafter	0
$83,040

The leases contain options to extend for one additional year terms upon the mutual agreement of both parties. Total rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $70,200, $0 and $0, respectively.

F.   DEPOSITS

The aggregate amount of time deposits exceeding $100,000 and deposit liabilities in NOW accounts are as follows:

	December 31,
	2005	2004
Time deposits exceeding $100,000	$183,069,639	$103,844,317
NOW Accounts	25,847,267	11,623,500

The scheduled maturities of time deposits are as follows:

December 31, 2005
2006	$185,613,083
2007	64,889,907
2008	10,628,774
2009	670,088
2010 and Thereafter	533,861
Total time deposits	$262,335,713

G.   BORROWINGS

From time to time, short-term borrowings in the form of Federal funds purchased are used to meet liquidity needs. The Bank’s available federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	December 31,
	2005	2004
Federal funds purchased lines available	$17,450,000	$12,750,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) as follows:

	December 31, 2005
	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.52%*	July 7, 2008	$6,000,000
Three month Libor plus eight basis points, current rate 4.58%**	June 18, 2007	$5,000,000
One month Libor plus five basis points, current rate 4.42%	October 20, 2006	$5,200,000

Stock in the FHLB and a blanket lien on residential, multifamily and commercial loans with a carrying value of $27,118,513 secure the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect.

	December 31,
	2005	2004
FHLB stock	$1,255,700	$1,186,600

H.               JUNIOR SUBORDINATED DEBENTURES

On April 28, 2005, New Southern Statutory Trust 1 (“NST”), a wholly owned subsidiary of the Company closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of NST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of NST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of three month LIBOR plus 205 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2005, the outstanding principal balance of the junior subordinated debentures was $10,000,000.

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

In accordance with FASB Interpretation No. 46, New Southern Statutory Trust I is not consolidated with the Company. Accordingly, the Company does not report the securities issued by New Southern Statutory Trust I as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by New Southern Statutory Trust I, as these are no longer eliminated in consolidation. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

I.                   PROVISION FOR INCOME TAXES

The provision for income taxes was computed as follows:

	Years Ended December 31
	2005	2004	2003
Current tax expense	$2,630,263	$1,313,171	$340,538
Deferred tax expense	(519,146)	(375,367)	(356,328)
Net provision for (benefit of) income taxes	$2,111,117	$937,804	$(15,790)

Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. At the present, these differences would generate a deferred tax asset and deferred tax benefit.

The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

	Years Ended December 31
	2005	2004	2003
Tax on pretax income at statutory rate	$2,038,734	$884,069	$303,511
Benefit of net operating loss carryforward	—	—	29,907
State income taxes, net of federal benefit	210,156	112,533	29,157
Non-deductible business meals and entertainment	9,144	5,876	4,469
Non-deductible officer life insurance	1,692	—	—
Non-deductible interest expense related to tax-exempt income	6,786	2,375	—
Non-deductible social club dues	7,311	5,463	3,430
Tax-exempt interest income	(50,581)	(15,570)	—
Life insurance income	(35,918)	—	—
2003 Georgia tax refund	2,723	—	—
Effect of deferred tax attributes	(78,930)	(56,942)	(386,264)
Total	$2,111,117	$937,804	$(15,790)
Net effective tax rate	35.2%	36.1%	-1.8%

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax liabilities (assets) are as follows:

	Years Ended December 31
	2005	2004	2003
Deferred Income Tax Assets:
Unrealized losses on securities available for sale	$298,496	$59,500	$18,358
Provision for loan losses	1,462,592	1,091,708	528,097
Organizational costs	14,046	32,366	41,863
Less—valuation allowance	—	(112,409)	(56,996)
Total deferred tax assets	1,775,134	1,071,165	531,322
Deferred Income Tax Liabilities:
Depreciation	(335,131)	(355,038)	(161,216)
Unrealized gains on available for sale securities	—	—	—
Total deferred tax liabilities	(335,131)	(355,038)	(161,216)
Net deferred tax asset	$1,440,003	$716,127	$370,106

J.                  EMPLOYEE BENEFIT PLANS

The Company has a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors.

Retirement plan expenses for administrative fees charged to operations and Company matching contributions were as follows:

	Years Ended December 31,
	2005	2004	2003
Administrative fees	$1,875	$1,675	$1,125
Company matching contributions	66,000	35,000	30,000

Officer and Organizer Stock Option Plan—The Company has a stock incentive plan which provides incentive stock options of up to 120,000 shares to be made available to officers of the Company. The stock options are for ten years. The stock options are exercisable beginning December 10, 2001 and ending on the tenth anniversary of the grant date, subject to continued employment of the officers. No option granted under the Plan may be exercised more than ten years after the date on which the option is granted.

In addition, the Company offered stock warrants to its organizers to purchase an aggregate of 324,000 shares of the Company’s common stock. The warrants were offered to the organizers to encourage their substantial long-term investment in the Company and in exchange for their personal guarantee of the Company’s lines of credit established to fund organizational expenses. The lines of credit were paid out once the Bank commenced operations and the organizers were released of their guarantees. The number of shares subject to each warrant will be determined on a pro rata basis, based upon the number of shares purchased by each organizer. The organizers’ rights under the warrants vest in annual one-third increments over a period of three years, beginning on the first anniversary of the date the Company first issued its common stock and will be exercisable after the vesting date at an exercise price of $6.67 per share. As of December 31, 2005, all of the warrants were fully vested. The warrants will expire ten years after they are issued. The organizer warrants are not transferable.

The fair value of each option and warrant is estimated on the date of grant using the Minimal Value pricing model using the following assumptions in 2001 and 2002, respectively:  dividend yield of 0% and 0%; risk free interest rate of 5.14% and 4.05%, and an expected life of ten years. The weighted-average fair value of stock options and warrants granted in 2001 and 2002 were $2.65 and $2.70, respectively. Warrants and options have a weighted average remaining contractual life of approximately six years.

A summary of the status of the Company’s stock option plan is presented below:

	December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	105,000	$7.40	105,000	$7.40	105,000	$7.40
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	105,000	$7.40	105,000	$7.40	105,000	$7.40
Options exercisable at year-end	69,252	$7.28	49,218	$7.24	29,184	$7.15
Weighted-average fair value of options granted during the year	$—		$—		$—

Information pertaining to options outstanding is as follows:

	December 31, 2005
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.67	53,250	6	$6.67	41,100	$6.67
$8.16	51,750	7	$8.16	28,152	$8.16

Salary Continuation Plan—During the second quarter of 2005, the Bank established a Salary Continuation Agreement for its President and certain executive officers whereby benefits are payable at age fifty to sixty-seven for a period of twelve to fifteen years after retirement. The present value of the estimated liability is being accrued over the expected remaining years of employment. The Bank expensed approximately $22,340 for the year ended December 31, 2005 under this plan.

The Bank is the owner and beneficiary of life insurance policies purchased during the second quarter of 2005 on the lives of the President and certain key officers. The Bank intends to use these policies to fund the Salary Continuation Plan described above. The carrying value of the policies was approximately $4,100,663 at December 31, 2005. The Bank accrued income of approximately $100,663 for the year ended December 31, 2005 for the increase in the cash surrender value of these policies.

K.               LIMITATION ON DIVIDENDS

The Board of Directors of any state-chartered Bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank’s regulatory agency if the following conditions are met:

•       Total classified assets at the most recent examination of the Bank do not exceed eighty (80) percent of equity capital.

•       The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year’s net income.

•       The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.

As of January 1, 2006, the amount available for payment of dividends by the Bank to the Company without regulatory consent was $2,102,255. Dividends from the Bank are the primary source of funds for the Company.

M.             FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in those particular financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company does require collateral or other security to support financial instruments with credit risk.

Contract or Notional Amount
Financial instruments whose contract amount represent credit risk:
Commitments to extend credit	$37,396,000
Standby letters of credit	1,654,000
Total	$39,050,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. All letters of credit are due within one year of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

N.               RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors. These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of activity during 2005 with respect to such loans to these individuals:

Balances at Beginning of Year	$7,844,194
New loans	4,093,180
Repayments	1,878,332
Balances at End of Year	$10,059,042

The Company also had deposits from these related parties of approximately $5,559,508 at December 31, 2005.

O.              DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

Interest and Income Taxes—Cash paid during the period for interest was as follows:

	Years Ended December 31,
	2005	2004	2003
Interest on deposits and borrowings	$7,642,620	$3,165,299	$1,998,552
Income taxes, net	$2,657,000	$1,363,500	$335,500

Other Non-Cash Transactions—Other non-cash transactions relating to investing and financing activities were as follows:

	Years Ended December 31,
	2005	2004	2003
Changes in unrealized gain/loss on investments	$(463,935)	$(79,863)	$(134,816)
Transfer of loans to other real estate and other assets	$—	$—	$—

P.                CREDIT RISK CONCENTRATION

The Company grants consumer, commercial and residential and commercial real estate loans to its customers. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the area’s economic stability. The primary trade area is generally that area within fifty miles.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.

The Company maintains its cash balances in various financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Company up to $100,000. Uninsured balances aggregate to $13,545 at December 31, 2005.

Q.              FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Short-Term Investments—For cash, due from banks, federal funds sold and interest-bearing deposits with other Companies, the carrying amount is a reasonable estimate of fair value.

Investment Securities Held to Maturity and Securities Available for Sale—Fair values for investment securities are based on quoted market prices.

Loans and Mortgage Loans Held for Sale—The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance—For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

Deposit Liabilities—The fair value of demand deposits, savings accounts and certain money market deposits are the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased—The carrying value of federal funds purchased approximates their fair value.

FHLB Advances—The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Debt and Convertible Subordinated Debentures—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Junior Subordinated Debentures—For junior subordinated debentures, the carrying value is a reasonable estimate of fair value.

Interest Rate Contracts—The fair value of interest rate contracts is obtained from dealer quotes. These values represent the amount the Company would receive to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written—Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, brokerage network, premises and equipment and goodwill.

The carrying amount and estimated fair values of the Company financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and short-term investments	$5,782,394	$5,782,394	$9,831,001	$9,831,001
Securities available for sale	34,525,648	34,525,648	19,135,653	19,135,653
Loans held for sale	1,226,353	1,226,353	890,529	890,529
Loans	331,440,956	332,111,000	228,282,068	225,960,211
Cash Surrender Value of Life Insurance	4,100,663	4,100,663	—	—
Liabilities:
Deposits	334,575,124	330,637,000	221,248,184	221,454,665
FHLB borrowings	16,200,000	16,200,000	19,200,000	19,200,000
Junior subordinated debentures	10,000,000	10,000,000	—	—
Unrecognized financial instruments:
Commitments to extend credit	37,396,000	37,396,000	40,815,000	40,815,000
Standby letters of credit	1,654,000	1,654,000	1,134,000	1,134,000

R.               OPERATING EXPENSES

Components of other operating expenses greater than 1% of total interest income and other income are as follows:

	Years Ended December 31,
	2005	2004	2003
Advertising	$225,680	$130,183	$87,149
Brokerage fees	329,343	127,650	49,669
Data processing	231,282	178,416	116,542

S.                REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, the Company meets all capital adequacy requirements to which it is subject. As of December 31, 2005, the most recent notification from the State Banking Department categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2005
Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$40,116,000	11.89%	26,991,421	>	8.0%	33,739,277	>	10.0%
Bank	40,035,000	11.88%	26,959,596	>	8.0%	33,699,495	>	10.0%
Tier I Capital To Risk Weighted Assets:
Consolidated	34,427,000	10.21%	13,487,561	>	4.0%	20,231,342	>	6.0%
Bank	35,885,000	10.65%	13,477,934	>	4.0%	20,216,901	>	6.0%
Tier I Capital To Average Assets
Consolidated	34,427,000	8.88%	15,507,658	>	4.0%	19,384,572	>	5.0%
Bank	35,885,000	9.26%	15,501,080	>	4.0%	19,376,350	>	5.0%
December 31, 2004
Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$24,881,000	10.21%	$19,495,397	>	8.0%	$24,369,246	>	10.0%
Bank	24,881,000	10.21%	19,495,397	>	8.0%	24,369,246	>	10.0%
Tier I Capital To Risk Weighted Assets:
Consolidated	22,081,000	9.06%	9,748,786	>	4.0%	14,623,179	>	6.0%
Bank	22,081,000	9.06%	9,748,786	>	4.0%	14,623,179	>	6.0%
Tier I Capital To Average Assets
Consolidated	22,081,000	8.91%	9,912,907	>	4.0%	12,391,134	>	5.0%
Bank	22,081,000	8.91%	9,912,907	>	4.0%	12,391,134	>	5.0%

T.                SEGMENT REPORTING

Reportable segments are strategic business units that offer different products and services. Reportable segments are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.

The Company does not have any separately reportable operating segments. The entire operations of the Company are managed as one operation.

U.                UNAUDITED QUARTERLY DATA

Unaudited Quarterly Data

	Years Ended December 31
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$6,657,684	$5,851,967	$4,991,064	$4,122,890	$3,462,119	$2,795,326	$2,237,060	$2,096,424
Interest expense	(2,893,319)	(2,394,478)	(1,925,127)	(1,414,665)	(1,097,087)	(811,918)	(664,422)	(667,618)
Net interest income	3,764,365	3,457,489	3,065,937	2,708,225	2,365,032	1,983,408	1,572,638	1,428,806
Provision for loan losses	(406,050)	(247,000)	(345,000)	(495,000)	(484,596)	(532,500)	(187,000)	(172,500)
Net interest income after provision for loan loss	3,358,315	3,210,489	2,720,937	2,213,225	1,880,436	1,450,908	1,385,638	1,256,306
Noninterest income (charges)	426,213	352,818	229,174	178,212	144,879	89,628	89,183	62,847
Noninterest expenses	(1,974,444)	(1,726,283)	(1,581,368)	(1,410,981)	(1,114,839)	(915,858)	(923,647)	(805,277)
Income before income taxes	1,810,084	1,837,024	1,368,743	980,456	910,476	624,678	551,174	513,876
Provision for income taxes	(569,081)	(685,413)	(498,847)	(357,776)	(315,513)	(228,387)	(203,996)	(189,908)
Net Income	$1,241,003	$1,151,611	$869,896	$622,680	$594,963	$396,291	$347,178	$323,968
Earnings per common share:
Basic	0.48	0.44	0.33	0.24	0.23	0.16	0.16	0.16
Diluted	0.43	0.40	0.31	0.22	0.21	0.15	0.15	0.15

V.               CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Condensed parent company financial information on Atlantic Southern Financial Group, Inc. is as follows:

BALANCE SHEET

As of December 31, 2005
Assets
Cash in subsidiary	$93,125
Investment in subsidiary, at equity in underlying net assets	35,306,325
Investment in New Southern Statutory Trust I	310,000
Accrued income and other assets	71,070
Total Assets	$35,780,520
Liabilities
Junior subordinated debentures	$10,000,000
Other expenses and accrued liabilities	394,221
Total Liabilities	10,394,221
Shareholders’ Equity
Common stock, $5 par value; authorized 10,000,000 shares, issued and outstanding 2,604,052	13,020,260
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—
Additional paid-in capital surplus	12,047,356
Retained earnings	898,117
Accumulated other comprehensive income	(579,434)
Total shareholders’ equity	25,386,299
Total Liabilities and Shareholders’ Equity	$35,780,520

STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31, 2005
Revenues
Dividend Income	$411,130
Operating Expenses
Interest Expense	400,148
Other	123,832
Total operating expenses	523,980
Income (Loss) Before Taxes and Equity Income of Subsidiary	(112,850)
Benefit of income taxes	193,528
Income (Loss) Before Equity Income of Subsidiary	80,678
Equity in undistributed income of subsidiary	3,804,512
Net Income	3,885,190
Retained Earnings, Beginning	1,353,621
Stock and cash dividends	(4,340,694)
Retained Earnings, Ending	$898,117

STATEMENT OF CASH FLOWS

Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$3,885,190
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(3,804,512)
Net change in operating assets and liabilities:
Accrued income and other assets	(71,070)
Accrued expenses and other liabilities	394,221
Net cash provided by operating activities	403,829
Cash flows from investing activities:
Capital injection to subsidiary	(10,000,000)
Purchase of New Southern Statutory Trust I	(310,000)
Net cash used in investing activities	(10,310,000)
Cash flows from financing activities:
Proceeds from junior subordinated debentures	10,000,000
Payment for fractional shares	(704)
Net cash provided by financing activities	9,999,296
Net decrease in cash and cash equivalents	93,125
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$93,125

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (Disclosure Controls). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities Exchange Commission, is timely made known to them.

Changes in Internal Controls

There were no significant changes in internal controls subsequent to the date on which management carried out its evaluation, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

Item 9B.                          Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that has not been reported.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting, under the captions “Election of Directors – Information about the Board of Directors and its Committees and – Executive Officers”, and is herein incorporated by reference.

Information regarding our Section 16(a) beneficial ownership reporting compliance is set forth in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is herein incorporated by reference.

We have adopted a Code of Business Conduct and Ethics ( the “Code”) that applies to all of our principal executive, financial and accounting officers. We believe the Code is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by us; compliance with applicable laws; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. A copy may also be obtained, without charge, upon written request addressed Atlantic Southern Financial Group, Inc., 4077 Forsyth Road, Macon, Georgia 31210, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of Atlantic Southern Financial Group’s Chief Financial Officer at (478) 405-9157.

Item 11.                            Executive Compensation

Information regarding executive compensation is set forth in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting, under the caption “Executive Compensation”, and is herein incorporated by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership is set forth in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is herein incorporated by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. The only equity compensation plans maintained by us are the 2001 Stock Incentive Plan and the Incentive Stock Option Award. All data is presented as of December 31, 2005, and does not include organizers’ warrants.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	105,000	$7.40	15,000
Equity compensation plans not approved by security holders	—	—	—
Total	105,000	$7.40	15,000

Item 13.                            Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting under the caption “Certain Relationships and Related Transactions”, and is herein incorporated by reference.

Item 14.                            Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting under the caption “Principal Accountant Fees and Services”, and is herein incorporated by reference.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)	(1)	The list of all financial statements is included at Item 8.

(a)	(2)	The financial statement schedules are either included in the financial statements or are not applicable.

(a)	(3)

Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

10.1*	Employment Agreement dated October 6, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Mark A. Stevens. (1)

10.2*	Employment Agreement dated November 7, 2001, among Atlantic Southern Bank, Atlantic Southern Financial Group and Gary P. Hall. (1)

10.3*	Employment Agreement dated July 10, 2003, among Atlantic Southern Bank, Atlantic Southern Financial Group and Carol Soto. (1)

10.4*	Executive Bonus Agreement dated January 1, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Brandon L. Mercer. (1)

10.5*	2001 Stock Incentive Plan. (1)

10.6*	Form of Incentive Stock Option Award. (1)

10.7*	Form of Organizer’s Warrant Agreement. (1)

21.1	Subsidiaries of the Registrant. (1)

23.1	Consent of Thigpen, Jones, Seaton, & Co., P.C

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(b)           The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)           The financial statement schedules are either included in the financial statements or are not applicable.

(1) Incorporated by reference to Atlantic Southern’s Registration Statement on Form S-1 dated January 19, 2006 File No. 333-130542.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

BY:	/s/ Mark A. Stevens
Mark A. Stevens
President and Chief Executive Officer

DATE: March 27, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2006.

Signature	Title

/s/ Mark A. Stevens	President, Chief Executive Officer
Mark A. Stevens	and Director (Principal Executive Officer)

/s/ Carol W. Soto	Chief Financial Officer
Carol W. Soto	(Principal Financial and Accounting Officer)

/s/ William A. Fickling, III.
William A. Fickling, III	Chairman of the Board

./s/ Raymond Odell Ballard, Jr.
Raymond Odell Ballard, Jr.	Director

Peter R. Cates	Director

/s/ Carolyn Crayton
Carolyn Crayton	Director

/s/ James Douglas Dunwody
James Douglas Dunwody	Director

/s/ Carl E. Hofstadter
Carl E. Hofstadter	Director

Signature	Title

/s/ Dr. Laudis H. Lanford
Dr. Laudis H. Lanford	Director

/s/ J. Russell Lipford, Jr.
J. Russell Lipford, Jr.	Director

/s/ Thomas J. McMichael
Thomas J. McMichael	Director

./s/ Tyler Rauls, Jr.
Tyler Rauls, Jr.	Director

/s/ Dr. Hugh F. Smisson, III
Dr. Hugh F. Smisson, III	Director

/s/ George Waters, Jr.
George Waters, Jr.	Director