Form 10-K/A
period 2005-12-31
Atlantic Southern Financial Group, Inc.
filed 2006-04-19
CIK 1313730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Form 8-K filed on March 15, 2006	Part II
Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

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

iii

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 27, 2005, and is being filed to provide the information in item 8 and item 9, and an additional risk factor, that were not included in the original report.

No other information is being amended by this Amendment.

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

If we elect to expand by acquiring other financial institutions, we will lack risks with respect to future expansion and acquisitions or mergers.

While we expect to continue to engage in new branch expansion in the future, we may also seek to acquire other financial institutions. Expansion involves a number of risks including:

•      the costs associated with establishing new locations and retaining experienced local management;

•      time lags between these activities and the generation of sufficient asset and deposits to support the costs of expansion;

•      our potential inability to finance an acquisition without diluting the interests of our existing stockholders;

•      the diversion of our management’s attention to the negotiation of transactions, which may detract from their business productivity; and

•      our entry into new markets in which we may lack experience.

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

For asset/liability management purposes, the Company uses interest rate floors to hedge various exposures to declining interest rates on its variable rate loans. Such derivatives are used as part of the asset/liability management process and are linked to specific loans, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Interest rate floors are the only derivative contracts the Company is a party to as of December 31, 2005.

The Company’s derivative activities are monitored by its asset-liability management committee as part of that committee’s oversight of the Company’s asset-liability and treasury functions. The Company’s asset-liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest rate risk management.

The Company’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate floors as part of its cash flow hedging strategy. Interest rate floors designated as cash flow hedges involve the receipt of payment over the life of the agreement if the Prime interest rate decreases below a certain rate.

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for cash-flow hedge accounting, and the offsetting changes in fair value of the derivative instruments are recorded in other comprehensive income. The application of hedge accounting generally requires the Company to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of hedge accounting.

Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting, in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. For a cash flow hedge, the hedge would have to be determined to be perfectly effective at inception and require no further assessment. The interest rate floors do not qualify for this short-cut method since a quarterly assessment of effectiveness must be performed on an ongoing basis.

The Company uses the long-haul method and thus an assessment of effectiveness is performed each quarter.

In accordance with SFAS 133, the interest rate floors qualify for cash flow hedge accounting in that they met the following characteristics; (1) At the inception of the hedge, there was formal documentation of the hedging relationship between the notional amount of $20 in interest rate floors and $20 million of variable rate loans in the Bank’s loan portfolio and documentation of the Company’s risk management objective and strategy for undertaking the hedge, (2) Both at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be  highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. An assessment of effectiveness is performed at least every three months, inclusive of a determination that the hedging relationship remains (3) The combination of the variable interest rate loans and the interest rate floors provides at least as much favorable cash flows as the exposure to unfavorable cash flows.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure of variability of expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss of the derivative instrument is reported as a component of Accumulated Comprehensive Income (a component of stockholders’ equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e. the ineffective portion of any portion of the derivative excluded from the assessment of effectiveness) is recognized in earnings in the current period.

The accounting policies of the Company comply with SFAS 133 requirements noted above in that the interest rate floors were assessed for effectiveness at inception and on an ongoing basis every three months. Changes in fair value of the interest rate floors are recorded in other comprehensive income. Every three months, the Company records in earnings payments of interest income in the event the index rate falls below the strike price of the interest rate floor and charges against earnings the expired floorlet premium. For the year ended December 31, 2005, $38,611 in payments were made to the Company related to the interest rate floors. For the year ended December 31, 2005,  $41,333 was recorded against earnings for write-off of expired premiums on interest rate floors.

The Company measures the effectiveness of the interest rate floors through analysis of the cash flow exposure being hedged and the probability of possible outcomes through simulation modeling.

As of December 31, 2005, approximately 63% of the Company’s loans contained contractual floors as part of the note agreements. However, the Company’s loan portfolio also included approximately $20 million in variable rate loans that did not have contractual floors. The Company purchased interest rate floors as cash flow hedges with a notional amount of approximately $20 million for the purpose of added protection to the Company in the event of declining interest rates. The interest rate floors have a strike price of 7.5% with a term of two years, with three month floorlet features. As of December 31, 2005, the Company recorded an asset of approximately $144 thousand for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

5.    Loans Held For Sale—Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. These loans are sold on a non-recourse basis. Loans held for sale consists of loans that have been pre-sold for a specific mortgage company and are usually funded within two weeks of the origination of the loan. The Company has not entered into any contracts that have terms that require origination of a certain amount of loans or required yields. The Bank only originates loans for sale to well established, national mortgage companies and reviews the underwriting standards of the mortgage companies.

These loans are sold on a non-recourse basis and are not considered in the analysis of reasonableness of the allowance for loan losses.

Loans held for sale are sold to other mortgage companies at the stated value. Therefore, the Company does not have any gains or losses on the sale of these loans.

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

*       If 3 month LIBOR is equal to or less than 3% the rate will be 3 month LIBOR plus 52 basis points. If 3 month LIBOR is greater than 3% and less than or equal to 5% the rate will equal 3.52%. If 3 month LIBOR is greater than 5% then the rate will equal 3.52% plus (3 month LIBOR minus 5%).

**    On June 20, 2005, interest rate on advance was converted to 3 month LIBOR-based plus 8 basis points.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding our change of accountants is set forth in the Form 8-K filed on March 15, 2006, and is herein incorporated by reference.

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
Mark A. Stevens
President and Chief Executive Officer

DATE: April 19, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 19, 2006.

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