Form 10-K/A
period 2005-12-31
Atlantic Southern Financial Group, Inc.
filed 2006-05-02
CIK 1313730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

iii

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 2) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 27, 2005, and is being filed to provide the information in item 9 that was not included in the original report.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 9, 2006, Atlantic Southern Financial Group, Inc. dismissed Thigpen, Jones, Seaton & Co., P.C. its independent accountants and engaged Porter Keadle Moore, LLP as its independent accountants. Management anticipates, however, that Thigpen, Jones, Seaton & Co., P.C. will render consulting and other non-audit services to the Company in the future.

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
Mark A. Stevens
President and Chief Executive Officer

DATE: May 2, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 2, 2006.

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