Form 10-Q
period 2006-03-31
Atlantic Southern Financial Group, Inc.
filed 2006-05-12
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15 (d) of the Exchange Act
For the transition period from to

Commission File Number 000-51112

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	20-2118147
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4077 Forsyth Road
Macon, Georgia 31210

(Address of Principal Executive Offices)

(478) 757-8181

(Issuer’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                                No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                                                Accelerated filer  ☐                                       Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐                                                No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 2,604,052 shares outstanding at May 12, 2006

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	As of
	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$6,031,658	$4,202,851
Interest-bearing deposits in other banks	199,178	129,543
Federal funds sold	4,125,000	1,450,000
Total cash and cash equivalents	10,355,836	5,782,394
Securities available for sale, at fair value	38,410,913	34,525,648
Federal Home Loan Bank stock, restricted, at cost	1,505,700	1,255,700
Loans held for sale	702,920	1,226,353
Loans, net of unearned income	368,075,687	331,440,956
Less - allowance for loan losses	(4,601,453)	(4,150,000)
Loans, net	363,474,234	327,290,956
Bank premises and equipment, net	11,066,982	9,140,566
Accrued interest receivable	3,192,896	2,709,386
Cash surrender value of life insurance	4,141,596	4,100,663
Other assets	2,948,582	2,678,818
Total Assets	$435,799,659	$388,710,484

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$24,460,802	$21,599,726
Interest bearing	355,636,643	312,975,398
Total deposits	380,097,445	334,575,124
FHLB borrowings	16,200,000	16,200,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	1,729,142	1,648,664
Accrued expenses and other liabilities	1,098,733	590,397
Total liabilities	409,435,320	363,324,185
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 2,604,052 in 2006 and 2005	13,020,260	13,020,260
Paid-in capital surplus	12,047,356	12,047,356
Retained earnings	1,958,471	898,117
Accumulated other comprehensive income (loss)	(661,748)	(579,434)
Total shareholders’ equity	26,364,339	25,386,299
Total Liabilities and Shareholders’ Equity	$435,799,659	$388,710,484

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$7,140,256	$3,916,694
Interest on securities:
Taxable income	305,326	155,789
Non-taxable income	46,787	19,742
Income on federal funds sold	48,794	21,181
Other interest and dividend income	20,421	9,484
Total interest and dividend income	7,561,584	4,122,890
Interest Expense:
Deposits	3,098,844	1,298,616
FHLB borrowings	172,501	106,876
Federal funds purchased	27,569	9,173
Junior subordinated debentures	168,600	—
Total interest expense	3,467,514	1,414,665

Net interest income before provision for loan losses	4,094,070	2,708,225
Less - provision for loan losses	438,000	495,000
Net interest income after provision for loan losses	3,656,070	2,213,225
Noninterest Income:
Service charges on deposit accounts	111,734	85,392
Other service charges, commissions and fees	23,343	14,898
Gain (loss) on sales / calls of investment securities	(9,753)	—
Income from mortgage fees	118,265	51,081
Other income	121,183	26,841
Total noninterest income	364,772	178,212
Noninterest Expense:
Salaries	799,760	512,613
Employee benefits	349,187	241,588
Occupancy expense	189,293	69,858
Equipment rental and depreciation of equipment	83,984	62,391
Other expenses	916,196	524,531
Total noninterest expense	2,338,420	1,410,981

Earnings Before Income Taxes	1,682,422	980,456
Provision for income taxes	622,068	357,776
Net Earnings	$1,060,354	$622,680
Earnings per share:
Basic	$0.41	$0.24
Diluted	$0.36	$0.23

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net earnings	$1,060,354	$622,680

Other comprehensive loss:
Unrealized holding losses on investment securities available for sale	(99,971)	(53,392)
Unrealized holding losses on derivative financial instruments classified as cash flow hedges	(34,500)	—
Reclassification adjustment for losses realized in net earnings	9,753	—
Total other comprehensive loss, before tax	(124,718)	(53,392)
Income taxes related to other comprehensive income:
Unrealized holding losses on investment securities available for sale	33,990	18,153
Unrealized holding losses on derivative financial instruments classified as cash flow hedges	11,730	—
Reclassification adjustment for losses realized in net earnings	(3,316)	—
Total income taxes related to other comprehensive loss	42,404	18,153
Total other comprehensive loss, net of tax	(82,314)	(35,239)
Total comprehensive income	$978,040	$587,441

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$1,060,354	$622,680
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	438,000	495,000
Depreciation	109,637	75,945
Net amortization of securities	7,017	15,663
(Gain) Loss on sales / calls of investment securities	9,753	—
Loans held for sale	523,433	463,753
Change in cash surrender value of life insurance	(40,933)	—
Changes in accrued income and other assets	(753,274)	(808,787)
Changes in accrued expenses and other liabilities	631,218	490,505
Net cash provided by operating activities	1,985,205	1,354,759
Cash Flows from Investing Activities:
Net change in loans to customers	(36,621,278)	(34,832,191)
Purchase of available for sale securities	(4,991,315)	(3,189,079)
Sales of securities available for sale	491,415	—
Purchase of mortgage backed securities	—	(512,376)
Proceeds from paydowns on mortgage-backed securities	473,147	534,257
Purchase of FHLB stock	(250,000)	(69,100)
Property and equipment expenditures	(2,036,053)	(455,368)
Net cash used in investing activities	(42,934,084)	(38,523,857)
Cash Flows from Financing Activities:
Net change in deposits	45,522,321	32,910,558
FHLB borrowings	—	4,300,000
Net cash provided by financing activities	45,522,321	37,210,558
Net Increase (Decrease) in Cash and Cash Equivalents	4,573,442	41,460
Cash and Cash Equivalents, Beginning of Year	5,782,394	9,831,001
Cash and Cash Equivalents, End of Quarter	$10,355,836	$9,872,461

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)         Stock-Based Compensation

The Company sponsors stock-based compensation plans. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)) on the required effective date of January 1, 2006. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations and used the minimum value method of measuring the fair value of options granted for the proforma disclosure purposes under SFAS No. 123. As provided in SFAS No, 123(R) the Company will continue to account for the options outstanding at December 31, 2005, using the measurement principals of APB No. 25 and the proforma disclosures under SFAS No. 123. All stock awards granted subsequent to January 1, 2006 will use the fair value measurements in accordance with SFAS 123(R), which will require the Company to recognize compensation expense upon the grant date of the option and over any vesting period.

Given the application of the minimum value method for measuring the fair value of the options, no stock-based employee compensation cost is reflected in net earnings for the three months ended March 31, 2006 and 2005. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended March 31, 2006 and 2005.

	March 31, 2006	March 31, 2005
Net earnings, as reported	$1,060,354	$622,680

Proforma expensing based on options valued applying the minimum value method	(13,390)	(13,390)
Related tax benefit	5,356	5,356
Pro forma net earnings	$1,052,320	$614,646
Earnings per share:
Basic, as reported	$0.41	$0.24
Basic, pro forma	$0.40	$0.24
Diluted, as reported	$0.36	$0.23
Diluted, pro forma	$0.36	$0.22

(3)         Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the Three Months Ended March 31, 2006

		Average
	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$1,060,354	2,604,052	$0.41
Effect of dilutive common stock issuances:
Stock options	—	324,099	(0.05)
Diluted earnings per share	$1,060,354	2,928,151	$0.36

For the Three Months Ended March 31, 2005

		Average
	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$622,680	2,604,052	$0.24
Effect of dilutive common stock issuances:
Stock options	—	169,862	(0.01)
Diluted earnings per share	$622,680	2,773,914	$0.23

(4)         Offering of Common Stock

On April 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register a maximum of 666,666 shares of its $5 par value common stock to be sold to the public at $30 per share. The offering will end no later than December 31, 2006. The Company plans to use the proceeds of the offering to fund future growth, including new branches. Officers and directors of the Company will offer and sell the common stock on a best-efforts basis without compensation.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months in the Period Ended

March 31, 2006 and 2005

The following discussion of financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

Factors which could cause actual results to differ from expectations include, among other things:

•                  the challenges, costs and complications associated with the continued development of our branches;

•                  the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control;

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

Executive Summary and Recent Developments

The Company’s total assets at March 31, 2006, were approximately $435,800,000, which represented an increase of approximately $47,089,000 or 12% from December 31, 2005. Net earnings increased 70% for the three months ended March 31, 2006 to $1,060,354 or $.36 per diluted share compared to $622,680 or $.23 per diluted share for the three months ended March 31, 2005.

On April 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register a maximum of 666,666 shares of its $5 par value common stock to be sold to the public at $30 per share. The offering will end no later than December 31, 2006. The Company plans to use the proceeds of the offering to fund future growth, including new branches. Officers and directors of the Company will offer and sell the common stock on a best-efforts basis without compensation.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	March 31,	December 31,
	2006	2005	$ Change	% Change
Assets:
Cash and due from banks	$6,031,658	$4,202,851	$1,828,807	43.51%
Federal funds sold	4,125,000	1,450,000	2,675,000	184.48%
Securities available for sale	38,410,913	34,525,648	3,885,265	11.25%
Loans, net of unearned income	368,075,687	331,440,956	36,634,731	11.05%
Total assets	435,799,659	388,710,484	47,089,175	12.11%
Liabilities:
Deposits	380,097,445	334,575,124	45,522,321	13.61%
FHLB borrowings	16,200,000	16,200,000	—	—
Junior subordinated debentures	10,310,000	10,310,000	—	—

Loan to Deposit Ratio	96.84%	99.06%

The most significant change in the composition of assets was the increase in loans due to continued growth of the Company. The most significant change in the composition of liabilities was the increase in deposits to fund loan growth.

Asset Quality

There were no material nonperforming assets at March 31, 2006 and at December 31, 2005.

Results of Operations

The following table shows the significant components of net earnings:

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Interest Income	$7,561,584	$4,122,890	$3,438,694	83.40%
Interest Expense	3,467,514	1,414,665	2,052,849	145.11%
Net Interest Income	4,094,070	2,708,225	1,385,845	51.17%
Provision for Loan Losses	438,000	495,000	(57,000)	-11.52%
Net Earnings	1,060,354	622,680	437,674	70.29%
Net Earnings Per Diluted Share	$0.36	$0.23	$0.13	56.52%

General

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

Net Interest Income

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Total interest and dividend income for the first quarter of 2006 increased $3,438,694 or 83% when compared to the first quarter of 2005 primarily due to increases in loan interest and fees on loans. This increase is partially the result of the average loan portfolio for the first quarter of 2006 increasing approximately $106 million or 43% when compared to average loan portfolio for the first quarter of 2005. Additionally, the average yield on loans increased during the first quarter of 2006 to 8.24% compared to an average yield of 6.47% for the first quarter of 2005.

Total interest expense for the first quarter of 2006 increased $2,052,849 or 145%, when compared to the first quarter of 2005. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each. Average deposit balances increased approximately $118 million when comparing first quarter of 2006 to first quarter 2005. The increase of $118 million includes approximately $6 million in non-interest bearing balances in regular demand deposit accounts. The average rate paid on the deposit portfolios for the first quarter of 2006 increased to 3.78% from 2.39% when compared to first quarter of 2005. Average borrowing balances increased approximately $770 thousand when comparing first quarter of 2006 to first quarter of 2005. Average interest rates paid on borrowings was 4.34% for the first quarter of 2006 compared to 2.63% for the first quarter of 2005.

Net interest income increased $1,385,845 or 51%, for the first quarter of 2006 as compared to the first quarter of 2005 as a result of the items discussed above.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2006, was $438,000 compared to $495,000 for the same period of 2006 as loan growth for the respective periods was comparable and charge-offs for each period were minimal.

Non-interest Income

Composition of other non-interest income is as follows:

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Service charges on deposit accounts	$111,734	$85,392	$26,342	30.85%
Other service charges, commissions and fees	23,343	14,898	8,445	56.69%
Gain on sales / calls of investment securities	(9,753)	—	(9,753)	-100.00%
Income from mortgage fees	118,265	51,081	67,184	131.52%
Other income	121,183	26,841	94,342	351.48%
Total noninterest income	$364,772	$178,212	$186,560	104.68%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should grow with the growth in the Bank’s demand deposit account base. The increase in mortgage fees is primarily due to the mortgage loan brokerage activity, which was started in late 2004 and the volume of mortgages originated in 2006 was larger than the same period of 2005. The two most significant changes in other income were $52,306 of rental income from a portion of a Bank owned facility and $40,933 of income from the increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased in the second quarter of 2005.

Non-interest Expense

Composition of other non-interest expense is as follows:

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Salaries	$799,760	$512,613	$287,147	56.02%
Employee benefits	349,187	241,588	107,599	44.54%
Occupancy expense	189,293	69,858	119,435	170.97%
Equipment rental and depreciation of equipment	83,984	62,391	21,593	34.61%
Other expenses	916,196	524,531	391,665	74.67%
Total noninterest expense	$2,338,420	$1,410,981	$927,439	65.73%

The increases in non-interest expenses are primarily due to the growth of the bank. The most significant increases in the first quarter of 2006 are increases in salaries and employee benefits. The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees. At March 31, 2006, the number of full-time equivalent employees was 70 compared to 50 at March 31, 2005. The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for two new branches and one loan production center. The increase in occupancy expenses and equipment rental and depreciation on equipment is due to the fact that the Bank operates from seven facilities as of March 31, 2006, compared to four facilities as of March 2005. The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 36.97% and 36.49% for the three months ended March 31, 2006 and 2005, respectively.

Liquidity

Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of the Company to meet those requirements.

The Company’s liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the Company while at the same time ensuring that the deposit obligations of the Company are met on a timely basis. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix, and maturity.

The Company’s liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled repayments on the Company’s loans and interest on and maturities of its investment securities. Sales of investment securities available for sale represent another source of liquidity to the Company. The Company may also utilize its cash and due from banks and federal funds sold to meet liquidity requirements as needed.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $21,400,000. At March 31, 2006, the Company had no federal funds purchased. The Company has a total available line of $26,186,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $16.2 million in advances on this line at March 31, 2006.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at March 31, 2006 and 2005 were 12.38% and 12.48%, respectively.

Capital

The following table summarizes the capital ratios of the Company and the Bank:

	March 31,	December 31,
	2006	2005
Tier 1 Leverage Ratio - Bank	8.85%	9.26%
Tier 1 Leverage Ratio - Consolidated	8.62%	8.88%

Tier 1 Risk Weighted Capital Ratio - Bank	9.70%	10.65%
Tier 1 Risk Weighted Capital Ratio - Consolidated	9.43%	10.21%

Total Risk Weighted Capital Ratio - Bank	10.91%	11.88%
Total Risk Weighted Capital Ratio - Consolidated	10.96%	11.89%

The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier I capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the Three Months ended March 31, 2006

As of March 31, 2006, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4. Controls and Procedures

For the Three months Ended March 31, 2006

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

During the first quarter of 2006, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Three months Ended March 31, 2006

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operation results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended March 31, 2006.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

/s/ Mark A. Stevens

Mark A. Stevens
President and Chief Executive Officer

Date: May 12, 2006