Form 10-Q
period 2006-06-30
Atlantic Southern Financial Group, Inc.
filed 2006-08-10
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes   ☐        No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 3,304,052 shares outstanding at August 1, 2006

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	As of
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$10,754,255	$4,202,851
Interest-bearing deposits in other banks	121,345	129,543
Federal funds sold	9,736,000	1,450,000
Total cash and cash equivalents	20,611,600	5,782,394
Securities available for sale, at fair value	43,079,838	34,525,648
Federal Home Loan Bank stock, restricted, at cost	1,775,700	1,255,700
Loans held for sale	1,628,117	1,226,353
Loans, net of unearned income	407,770,705	331,440,956
Less - allowance for loan losses	(5,139,841)	(4,150,000)
Loans, net	402,630,864	327,290,956
Bank premises and equipment, net	11,339,106	9,140,566
Accrued interest receivable	3,960,832	2,709,386
Cash surrender value of life insurance	4,182,529	4,100,663
Other assets	3,271,761	2,678,818
Total Assets	$492,480,347	$388,710,484

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$25,470,173	$21,599,726
Interest bearing	383,737,809	312,975,398
Total deposits	409,207,982	334,575,124
FHLB borrowings	22,200,000	16,200,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	1,729,178	1,648,664
Accrued expenses and other liabilities	869,088	590,397
Total liabilities	444,316,248	363,324,185
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 3,304,052 in 2006 and 2,604,052 in 2005	16,520,260	13,020,260
Paid-in capital surplus	29,345,181	12,047,356
Retained earnings	3,319,403	898,117
Accumulated other comprehensive income (loss)	(1,020,745)	(579,434)
Total shareholders’ equity	48,164,099	25,386,299
Total Liabilities and Shareholders’ Equity	$492,480,347	$388,710,484

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$8,326,618	$4,732,648	$15,466,874	$8,649,342
Interest on securities:
Taxable income	347,548	184,322	652,874	340,111
Non-taxable income	54,004	30,274	100,791	50,016
Income on federal funds sold	82,486	28,877	131,280	50,058
Other interest and dividend income	27,393	14,943	47,814	24,427
Total interest and dividend income	8,838,049	4,991,064	16,399,633	9,113,954
Interest Expense:
Deposits	3,700,200	1,684,387	6,799,044	2,983,003
FHLB borrowings	254,723	136,839	427,224	243,715
Federal funds purchased	28,581	9,358	56,150	18,531
Junior subordinated debentures	185,108	94,543	353,708	94,543
Total interest expense	4,168,612	1,925,127	7,636,126	3,339,792
Net interest income before provision for loan losses	4,669,437	3,065,937	8,763,507	5,774,162
Provision for loan losses	483,000	345,000	921,000	840,000
Net interest income after provision for loan losses	4,186,437	2,720,937	7,842,507	4,934,162
Noninterest Income:
Service charges on deposit accounts	112,565	100,694	224,299	186,086
Other service charges, commissions and fees	26,049	18,275	49,392	33,173
Gain (loss) on sales / calls of investment securities	—	—	(9,753)	—
Gain (loss) on sale of other assets	2,895	—	2,895	—
Income from mortgage fees	162,064	76,706	280,329	127,787
Other income	134,101	33,499	255,284	60,340
Total noninterest income	437,674	229,174	802,446	407,386
Noninterest Expense:
Salaries	944,874	589,634	1,744,634	1,102,247
Employee benefits	353,873	197,294	703,060	438,882
Occupancy expense	192,893	95,018	382,186	164,876
Equipment rental and depreciation of equipment	111,697	66,322	195,681	128,713
Other expenses	886,754	633,100	1,802,950	1,157,631
Total noninterest expense	2,490,091	1,581,368	4,828,511	2,992,349

Earnings Before Income Taxes	2,134,020	1,368,743	3,816,442	2,349,199
Provision for income taxes	773,088	498,847	1,395,156	856,623
Net Earnings	$1,360,932	$869,896	$2,421,286	$1,492,576
Earnings per share:
Basic	$0.48	$0.33	$0.89	$0.57
Diluted	$0.43	$0.31	$0.79	$0.53

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$1,360,932	$869,896	$2,421,286	$1,492,576
Other comprehensive loss:
Unrealized holding losses on investment securities available for sale	(508,300)	(23,728)	(608,271)	(77,120)
Unrealized holding losses on derivative financial instruments classified as cash flow hedges	(35,635)	—	(70,135)	—
Reclassification adjustment for losses realized in net earnings	—	—	9,753	—
Total other comprehensive loss, before tax	(543,935)	(23,728)	(668,653)	(77,120)
Income taxes related to other comprehensive income:
Unrealized holding losses on investment	172,822	8,068	206,812	26,221
securities available for sale
Unrealized holding losses on derivative financial instruments classified as cash flow hedges	12,116	—	23,846	—
Reclassification adjustment for losses realized in net earnings	—	—	(3,316)	—
Total income taxes related to other comprehensive loss	184,938	8,068	227,342	26,221
Total other comprehensive loss, net of tax	(358,997)	(15,660)	(441,311)	(50,899)
Total comprehensive income	$1,001,935	$854,236	$1,979,975	$1,441,677

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$2,421,286	$1,492,576
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	921,000	840,000
Depreciation	250,432	157,866
Net amortization of securities	13,129	29,388
(Gain) Loss on sales of other assets	(2,895)	—
(Gain) Loss on sales / calls of investment securities	9,753	—
Loans held for sale	(401,764)	63,901
Change in cash surrender value of life insurance	(81,866)	(4,018,796)
Changes in accrued income and other assets	(1,684,287)	(1,281,175)
Changes in accrued expenses and other liabilities	359,205	598,041
Net cash provided by (used in) operating activities	1,803,993	(2,118,199)
Cash Flows from Investing Activities:
Net change in loans to customers	(76,260,908)	(56,066,715)
Purchase of available for sale securities	(10,645,584)	(6,915,946)
Sales of securities available for sale	491,415	—
Proceeds from maturities/calls of available for sale securities	—	500,000
Purchase of mortgage backed securities	—	(2,511,751)
Proceeds from paydowns on mortgage-backed securities	978,579	797,053
Purchase of FHLB stock	(520,000)	(69,100)
Property and equipment expenditures	(2,448,972)	(1,293,676)
Net cash used in investing activities	(88,405,470)	(65,560,135)
Cash Flows from Financing Activities:
Net change in deposits	74,632,858	64,208,169
FHLB borrowings	6,000,000	(3,000,000)
Proceeds from junior subordinated debentures	—	10,310,000
Proceeds from issuance of common stock, net of issuance cost of $202,175	20,797,825	—
Net cash provided by financing activities	101,430,683	71,518,169
Net Change in Cash and Cash Equivalents	14,829,206	3,839,835
Cash and Cash Equivalents, Beginning of Year	5,782,394	9,831,001
Cash and Cash Equivalents, End of Quarter	$20,611,600	$13,670,836

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.  The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain reclassifications have been made to the 2005 financial statement presentation to correspond to the current year’s format.

(2)         Stock-Based Compensation

The Company sponsors stock-based compensation plans. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)) on the required effective date of January 1, 2006.  Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations and used the minimum value method of measuring the fair value of options granted for the proforma disclosures under SFAS No. 123.  As provided in SFAS No. 123(R), the Company will continue to account for the options outstanding at December 31, 2005, using the measurement principals of APB No. 25 and the proforma disclosures under SFAS 123(R).  All stock awards granted subsequent to January 1, 2006 will use the fair value measurements in accordance with SFAS 123(R), which will require the Company to recognize compensation expense upon the grant date of the option and over any vesting period.

Given the application of the minimum value method for measuring the fair value of the options, no stock-based employee compensation cost is reflected in net earnings for the three months and six months ended June 30, 2006 and 2005.  The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months and six months ended June 30, 2006 and 2005.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net earnings, as reported	$1,360,932	$869,896	$2,421,286	$1,492,576
Proforma expensing based on options valuedapplying the minimum value method	(13,390)	(13,390)	(26,780)	(26,780)
Related tax benefit	5,356	5,356	10,712	10,712
Pro forma net earnings	$1,352,898	$861,862	$2,405,218	$1,476,508
Earnings per share:
Basic, as reported	$0.48	$0.33	$0.89	$0.57
Basic, pro forma	$0.47	$0.33	$0.88	$0.57
Diluted, as reported	$0.43	$0.31	$0.79	$0.53
Diluted, pro forma	$0.42	$0.31	$0.79	$0.53

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

		Average
	Net	Common	Per Share
For the Three Months Ended June 30, 2006	Earnings	Shares	Amount
Basic earnings per share	$1,360,932	2,854,144	0.48
Effect of dilutive common stock issuances:
Stock options	—	334,282	(0.05)
Diluted earnings per share	$1,360,932	3,188,426	0.43

		Average
	Net	Common	Per Share
For the Three Months Ended June 30, 2005	Earnings	Shares	Amount
Basic earnings per share	$869,896	2,604,052	0.33
Effect of dilutive common stock issuances:
Stock options	—	190,875	(0.02)
Diluted earnings per share	$869,896	2,794,927	0.31

		Average
	Net	Common	Per Share
For the Six Months Ended June 30, 2006	Earnings	Shares	Amount
Basic earnings per share	$2,421,286	2,728,407	0.89
Effect of dilutive common stock issuances:
Stock options	—	330,270	(0.10)
Diluted earnings per share	$2,421,286	3,058,677	0.79

		Average
	Net	Common	Per Share
For the Six Months Ended June 30, 2005	Earnings	Shares	Amount
Basic earnings per share	$1,492,576	2,604,052	0.57
Effect of dilutive common stock issuances:
Stock options	—	190,875	(0.04)
Diluted earnings per share	$1,492,576	2,794,927	0.53

(4) Offering of Common Stock

On June 12, 2006, the Company closed its public offering of a total of 700,000 shares of common stock at a price of $30.00 per share. The Company received net proceeds of $20.8 million after deducting offering expenses. The Company plans to use the proceeds of the offering to fund future growth, including opening de novo branches and the acquisitions of existing banks, purchasing additional land in south Macon, funding future loan demand and ensuring sufficient risk-based capital and liquidity for continued growth.

(5) Subsequent Event

On July 27, 2006, Atlantic Southern Financial Group, Inc. announced the signing of a definitive agreement to acquire Sapelo Bancshares, Inc. (“Sapelo”) and its subsidiary, Sapelo National Bank, a community bank headquartered in Darien, Georgia, with approximately $61 million in assets, $49 million in loans, $50 million in deposits and $7 million in stockholders’ equity as of June 30, 2006. Sapelo National Bank operates four full service banking offices in McIntosh and Glynn Counties. The transaction is valued at approximately $15.4 million and is expected to be completed during the fourth quarter of 2006, subject to regulatory approval, the approval of Sapelo shareholders and other customary closing conditions.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Six Months in the Period Ended
June 30, 2006 and 2005

The following discussion of financial condition as of June 30, 2006 compared to December 31, 2005, and the results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at June 30, 2006, were approximately $492,480,000, which represented an increase of approximately $103,770,000 or 27% from December 31, 2005. Net earnings increased 62% for the six months ended June 30, 2006 to $2,421,286 or $0.79 per diluted share compared to $1,492,576 or $0.53 per diluted share for the six months ended June 30, 2005.

On June 12, 2006, the Company closed its public offering of a total of 700,000 shares of common stock at a price of $30.00 per share. The Company received net proceeds of $20.8 million after deducting offering expenses. The Company plans to use the proceeds of the offering to fund future growth, including opening de novo branches and the acquisitions of existing banks, purchasing additional land in south Macon, funding future loan demand and ensuring sufficient risk-based capital and liquidity for continued growth.

On July 27, 2006, the Company announced the signing of a definitive agreement to acquire Sapelo Bancshares, Inc. and its subsidiary, Sapelo National Bank, a community bank headquartered in Darien, Georgia, with approximately $61 million in assets, $49 million in loans, $50 million in deposits and $7 million in stockholders’ equity as of June 30, 2006. Sapelo National Bank operates four full service banking offices in McIntosh and Glynn Counties. Under the terms of the merger agreement, Sapelo Bancshares shareholders can elect to receive $63.00 per share cash, or 2.10 shares of Atlantic Southern Financial Group, Inc. common stock or a combination of both for each share of Sapelo Bancshares Inc. common stock. However, the aggregate merger consideration is fixed at approximately 60 percent stock and 40 percent cash. The transaction is valued at approximately $15.4 million and is expected to be completed during the fourth quarter of 2006, subject to regulatory approval, the approval of Sapelo shareholders and other customary closing conditions.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	June 30,	December 31,
	2006	2005	$ Change	% Change
Assets:
Cash and due from banks	$10,754,255	$4,202,851	$6,551,404	155.88%
Federal funds sold	9,736,000	1,450,000	8,286,000	571.45%
Securities available for sale	43,079,838	34,525,648	8,554,190	24.78%
Loans, net of unearned income	407,770,705	331,440,956	76,329,749	23.03%
Total assets	492,480,347	388,710,484	103,769,863	26.70%
Liabilities:
Deposits	409,207,982	334,575,124	74,632,858	22.31%
FHLB borrowings	22,200,000	16,200,000	6,000,000	37.04%
Junior subordinated debentures	10,310,000	10,310,000	—	—

Loan to Deposit Ratio	99.65%	99.06%

The most significant change in the composition of assets was the increase in loans due to continued growth of the Company. The most significant change in the composition of liabilities was the increase in deposits to fund loan growth.

Asset Quality

There were no material nonperforming assets at June 30, 2006 and at December 31, 2005.

Results of Operations

The following table shows the significant components of net earnings:

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Interest Income	$16,399,633	$9,113,954	$7,285,679	79.94%
Interest Expense	7,636,126	3,339,792	4,296,334	128.64%
Net Interest Income	8,763,507	5,774,162	2,989,345	51.77%
Provision for Loan Losses	921,000	840,000	81,000	9.64%
Net Earnings	2,421,286	1,492,576	928,710	62.22%
Net Earnings Per Diluted Share	$0.79	$0.53	0.26	49.06%

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

For the six months ended June 30, 2006, total interest and dividend income increased $7,286,000 or 80% when compared to the six months ended June 30, 2005. Total interest expense for the six months ended June 30, 2006 increased 4,296,000 or 129% when compared to the six months ended June 30, 2005. Net interest income increased 2,989,000 or 52% for the six months ended June 30, 2006 compared to June 30, 2005. Net margin for the six-months ended June 30, 2006, increased to 4.47%, from 4.13% in the six-months ended June 30, 2005. In the short term, due to a positive gap position and an asset sensitive balance sheet, the Bank will experience an increase in net interest income during a rising rate environment.

Total interest and dividend income for the second quarter of 2006 increased $3,847,000 or 77% when compared to the second quarter of 2005 primarily due to increases in loan interest and fees on loans. This increase is partially the result of the average loan portfolio for the second quarter of 2006 increasing approximately $111 million or 40% when compared to average loan portfolio for the second quarter of 2005. Additionally, the average yield on loans increased during the second quarter of 2006 to 8.63% compared to an average yield of 6.87 % for the second quarter of 2005.

Total interest expense for the second quarter of 2006 increased $2,244,000 or 117%, when compared to the second quarter of 2005. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each. Average deposit balances increased approximately $121 million when comparing second quarter of 2006 to second quarter 2005. The increase of $121 million includes approximately $7 million in non-interest bearing balances in regular demand deposit accounts. The average rate paid on the deposit portfolios for the second quarter of 2006 increased to 4.09% from 2.72% when compared to second quarter of 2005. Average borrowing balances increased approximately $5 million when comparing second quarter of 2006 to second quarter of

2005. Average interest rates paid on borrowings was 4.80% for the second quarter of 2006 compared to 3.18% for the second quarter of 2005.

Net interest income increased $1,604,000 or 52%, for the second quarter of 2006 as compared to the second quarter of 2005 as a result of the items discussed above.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2006, was $921,000 compared to $840,000 for the same period of 2006 as loan growth for the respective periods was comparable and charge-offs for each period were minimal.

Non-interest Income

Composition of other noninterest income is as follows:

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Service charges on deposit accounts	$224,299	$186,086	$38,213	20.54%
Other service charges, commissions and fees	49,392	33,173	16,219	48.89%
Gain on sales / calls of investment securities	(9,753)	—	(9,753)	-100.00%
Gain (loss) on sale of other assets	2,895	—	2,895	100.00%
Income from mortgage fees	280,329	127,787	152,542	119.37%
Other income	255,284	60,340	194,944	323.08%
Total noninterest income	$802,446	$407,386	$395,060	96.97%

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
Service charges on deposit accounts	$112,565	$100,694	$11,871	11.79%
Other service charges, commissions and fees	26,049	18,275	7,774	42.54%
Gain (loss) on sale of other assets	2,895	—	2,895	100.00%
Income from mortgage fees	162,064	76,706	85,358	111.28%
Other income	134,101	33,499	100,602	300.31%
Total noninterest income	$437,674	$229,174	$208,500	90.98%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should grow with the growth in the Bank’s demand deposit account base. The increase in mortgage fees is primarily due to the mortgage loan brokerage activity which was started in late 2004 and the volume of mortgages originated in 2006 was larger than the same period of 2005. The two most significant changes in other income were $109,533 of rental income from a portion of a Bank owned facility and $86,132 of income from the increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased in the second quarter of 2005.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Salaries	$1,744,634	$1,102,247	$642,387	58.28%
Employee benefits	703,060	438,882	264,178	60.19%
Occupancy expense	382,186	164,876	217,310	131.80%
Equipment rental and depreciation of equipment	195,681	128,713	66,968	52.03%
Other expenses	1,802,950	1,157,631	645,319	55.74%
Total noninterest expense	$4,828,511	$2,992,349	$1,836,162	61.36%

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
Salaries	$944,874	$589,634	$355,240	60.25%
Employee benefits	353,873	197,294	156,579	79.36%
Occupancy expense	192,893	95,018	97,875	103.01%
Equipment rental and depreciation of equipment	111,697	66,322	45,375	68.42%
Other expenses	886,754	633,100	253,654	40.07%
Total noninterest expense	$2,490,091	$1,581,368	$908,723	57.46%

The increases in noninterest expenses are primarily due to the growth of the bank.  The most significant increases in the second quarter of 2006 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At June 30, 2006, the number of full-time equivalent employees was 77 compared to 54 at June 30, 2005.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for one new branch and one loan production center.  The bank operates from seven facilities as of June 30, 2006 compared to four facilities as of June 2005.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 36.56% and 36.46% for the six months ended June 30, 2006 and 2005, respectively.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $21,400,000. At June 30, 2006, the Company had no federal funds purchased. The Company has a total available line of $26,186,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $22.2 million in advances on this line at June 30, 2006.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at June 30, 2006 and 2005 were 15.12% and 14.18%, respectively.

Capital

The following table summarizes the capital ratios of the Company and the Bank:

	June 30,	December 31,
	2006	2005
Tier 1 Leverage Ratio - Bank	12.72%	9.26%
Tier 1 Leverage Ratio - Consolidated	12.92%	8.88%

Tier 1 Risk Weighted Capital Ratio — Bank	13.81%	10.65%
Tier 1 Risk Weighted Capital Ratio — Consolidated	14.02%	10.21%

Risk Weighted Total Capital Ratio — Bank	15.03%	11.88%
Risk Weighted Total Capital Ratio — Consolidated	15.23%	11.89%

The capital of the Company exceeded all prescribed regulatory capital guidelines.  Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points.  Tier 1 capital consists of common shareholders’ equity, less certain intangibles.  Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital.

ATLANTIC SOUTHER FINANCIAL GROUP, INC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For the Six months Ended June 30, 2006

As of June 30, 2006, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

ATLANTIC SOUTHER FINANCIAL GROUP, INC.
Item 4. Controls and Procedures
For the Six months Ended June 30, 2006

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

During the second quarter of 2006, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

ATLANTIC SOUTHER FINANCIAL GROUP, INC.
Part II. Other Information
For the Six months Ended June 30, 2006

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

                There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 1A. Risk Factors

                In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operation results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                None

Item 3. Defaults Upon Senior Securities

                Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

The regular annual meeting of the shareholders of the Company was held on April 25, 2006.

At the Annual Meeting, the shareholders elected the following Class I directors to serve for three-year terms or until their successors are duly qualified and elected.  The following table sets forth the number of votes cast and withheld with respect to each nominated director.

Name	Votes For	Votes Withheld
Peter R. Cates	1,615,209	4,500
Laudis H. Lanford	1,615,209	4,500
J. Russell Lipford, Jr.	1,615,209	4,500
Hugh F. Smisson, III	1,615,209	4,500
Donald L. Moore, Jr.	1,615,209	4,500

Item 5. Other Information

None

Item 6. Exhibits
(a)	Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

/s/ Mark A. Stevens

Mark A. Stevens
President and Chief Executive Officer

Date: August 10, 2006