Form 10-Q
period 2006-09-30
Atlantic Southern Financial Group, Inc.
filed 2006-11-13
CIK 1313730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 3,304,052 shares outstanding at November 13, 2006

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are provided for Atlantic Southern Financial Group, Inc.

ATLANTIC SOUTHERN FINANCIAL GROUP, Inc.

Consolidated Balance Sheets

September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	As of
	September 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$6,250,206	$4,202,851
Interest-bearing deposits in other banks	79,676	129,543
Federal funds sold	21,959,000	1,450,000
Total cash and cash equivalents	28,288,882	5,782,394
Securities available for sale, at fair value	48,471,859	34,525,648
Federal Home Loan Bank stock, restricted, at cost	2,045,700	1,255,700
Loans held for sale	3,059,035	1,226,353
Loans, net of unearned income	446,960,178	331,440,956
Less - allowance for loan losses	(5,617,313)	(4,150,000)
Loans, net	441,342,865	327,290,956
Bank premises and equipment, net	11,567,152	9,140,566
Accrued interest receivable	4,375,827	2,709,386
Cash surrender value of life insurance	4,223,462	4,100,663
Other assets	3,182,270	2,678,818
Total Assets	$546,557,052	$388,710,484

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$25,454,199	$21,599,726
Interest bearing	429,136,796	312,975,398
Total deposits	454,590,995	334,575,124
FHLB borrowings	28,200,000	16,200,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	2,386,878	1,648,664
Accrued expenses and other liabilities	865,116	590,397
Total liabilities	496,352,989	363,324,185
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 3,304,052 in 2006 and 2,604,052 in 2005	16,520,260	13,020,260
Paid-in capital surplus	29,336,044	12,047,356
Retained earnings	4,997,434	898,117
Accumulated other comprehensive income (loss)	(649,675)	(579,434)
Total shareholders’ equity	50,204,063	25,386,299
Total Liabilities and Shareholders’ Equity	$546,557,052	$388,710,484

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, Inc.

Consolidated Statements of Earnings

For the Three Months and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$9,587,933	$5,538,806	$25,054,807	$14,188,148
Interest on securities:
Taxable income	419,658	225,691	1,072,532	565,802
Non-taxable income	63,208	36,095	163,999	86,111
Income on federal funds sold	85,696	31,634	216,976	81,692
Other interest and dividend income	31,227	19,741	79,041	44,168
Total interest and dividend income	10,187,722	5,851,967	26,587,355	14,965,921

Interest Expense:
Deposits	4,461,486	2,084,508	11,260,530	5,067,511
FHLB borrowings	313,418	145,742	740,642	389,457
Federal funds purchased	9,270	17,449	65,420	35,980
Junior subordinated debentures	194,691	146,779	548,399	241,322
Total interest expense	4,978,865	2,394,478	12,614,991	5,734,270

Net interest income before provision for loan losses	5,208,857	3,457,489	13,972,364	9,231,651
Provision for loan losses	468,000	247,000	1,389,000	1,087,000
Net interest income after provision for loan losses	4,740,857	3,210,489	12,583,364	8,144,651

Noninterest Income:
Service charges on deposit accounts	127,016	106,880	351,315	292,966
Other service charges, commissions and fees	26,205	19,922	75,597	53,095
Loss on sales / calls of investment securities	—	—	(9,753)	—
Gain (loss) on sale of other assets	(1,022)	—	1,873	—
Mortgage origination fees	154,317	159,936	434,646	287,723
Other income	92,493	66,080	347,777	126,420
Total noninterest income	399,009	352,818	1,201,455	760,204

Noninterest Expense:
Salaries	1,050,909	655,414	2,795,543	1,757,661
Employee benefits	277,567	252,178	980,627	691,060
Occupancy expense	188,029	99,946	570,215	264,822
Equipment rental and depreciation of equipment	102,562	70,117	298,243	198,830
Other expenses	931,768	648,628	2,734,718	1,806,259
Total noninterest expense	2,550,835	1,726,283	7,379,346	4,718,632

Earnings Before Income Taxes	2,589,031	1,837,024	6,405,473	4,186,223
Provision for income taxes	911,000	685,413	2,306,156	1,542,036
Net Earnings	$1,678,031	$1,151,611	$4,099,317	$2,644,187

Earnings per share:
Basic	$0.51	$0.44	$1.40	$1.02
Diluted	$0.46	$0.40	$1.26	$0.92

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, Inc.

Consolidated Statements of Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$1,678,031	$1,151,611	$4,099,317	$2,644,187
Other comprehensive income (loss):
Unrealized holding gain (losses) on investment securities available for sale	543,379	(269,918)	(64,892)	(347,038)
Unrealized holding gain (losses) on derivative financial instruments classified as cash flow hedges	18,848	(71,166)	(51,287)	(71,166)
Reclassification adjustment for losses realized in net earnings	—	—	9,753	—
Total other comprehensive income (loss), before tax	562,227	(341,084)	(106,426)	(418,204)
Income taxes related to other comprehensive income:
Unrealized holding (gain) losses on investment securities available for sale	(184,749)	91,772	22,063	117,993
Unrealized holding (gain) losses on derivative financial instruments classified as cash flow hedges	(6,408)	24,000	17,438	24,000
Reclassification adjustment for losses realized in net earnings	—	—	(3,316)	—
Total income taxes related to other comprehensive income (loss)	(191,157)	115,772	36,185	141,993
Total other comprehensive income (loss), net of tax	371,070	(225,312)	(70,241)	(276,211)
Total comprehensive income	$2,049,101	$926,299	$4,029,076	$2,367,976

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$4,099,317	$2,644,187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,389,000	1,087,000
Depreciation	379,128	236,799
Net amortization of securities	22,051	44,831
Gain on sales of other assets	(1,873)	—
Loss on sales / calls of investment securities	9,753	—
Loans held for sale	(1,832,682)	(1,236,780)
Change in cash surrender value of life insurance	(122,799)	(4,059,730)
Changes in accrued income and other assets	(2,131,835)	(1,868,770)
Changes in accrued expenses and other liabilities	1,012,933	864,194
Net cash provided by (used in) operating activities	2,822,993	(2,288,269)

Cash Flows from Investing Activities:
Net change in loans to customers	(115,440,909)	(77,452,424)
Purchase of available for sale securities	(17,644,693)	(10,582,577)
Sales of securities available for sale	491,415	—
Proceeds from maturities/calls of available for sale securities	1,500,000	500,000
Purchase of mortgage backed securities	—	(4,507,430)
Proceeds from paydowns on mortgage-backed securities	1,568,837	1,313,999
Purchase of interest rate floors	—	(237,667)
Purchase of FHLB stock	(790,000)	(69,100)
Property and equipment expenditures	(2,805,714)	(1,527,917)
Net cash used in investing activities	(133,121,064)	(92,563,116)

Cash Flows from Financing Activities:
Net change in deposits	120,015,871	83,908,159
FHLB borrowings	12,000,000	(3,000,000)
Proceeds from junior subordinated debentures	—	10,310,000
Payment for fractional shares	—	(464)
Proceeds from issuance of common stock, net of issuance cost of $211,312	20,788,688	—
Net cash provided by financing activities	152,804,559	91,217,695
Net Change in Cash and Cash Equivalents	22,506,488	(3,633,690)
Cash and Cash Equivalents, Beginning of Year	5,782,394	9,831,001
Cash and Cash Equivalents, End of Quarter	$28,288,882	$6,197,311

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

Given the application of the minimum value method for measuring the fair value of the options, no stock-based employee compensation cost is reflected in net earnings for the three months and nine months ended September 30, 2006 and 2005.  The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months and nine months ended September 30, 2006 and 2005.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Net earnings, as reported	$1,678,031	$1,151,611	$4,099,317	$2,644,187
Proforma expensing based on options valued applying the minimum value method	(13,390)	(13,390)	(40,170)	(40,170)
Related tax benefit	5,356	5,356	16,068	16,068
Pro forma net earnings	$1,669,997	$1,143,577	$4,075,215	$2,620,085
Earnings per share:
Basic, as reported	$0.51	$0.44	$1.40	$1.02
Basic, pro forma	$0.51	$0.44	$1.39	$1.01
Diluted, as reported	$0.46	$0.40	$1.26	$0.92
Diluted, pro forma	$0.46	$0.40	$1.25	$0.91

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

		Average
	Net	Common	Per Share
For the Three Months Ended September 30, 2006	Earnings	Shares	Amount
Basic earnings per share	$1,678,031	3,304,052	0.51
Effect of dilutive common stock issuances:
Stock options	—	339,341	(0.05)
Diluted earnings per share	$1,678,031	3,643,393	0.46

		Average
	Net	Common	Per Share
For the Nine Months Ended September 30, 2006	Earnings	Shares	Amount
Basic earnings per share	$4,099,317	2,922,397	1.40
Effect of dilutive common stock issuances:
Stock options	—	333,512	(0.14)
Diluted earnings per share	$4,099,317	3,255,909	1.26

		Average
	Net	Common	Per Share
For the Three Months Ended September 30, 2005	Earnings	Shares	Amount
Basic earnings per share	$1,151,611	2,604,052	0.44
Effect of dilutive common stock issuances:
Stock options	—	274,439	(0.04)
Diluted earnings per share	$1,151,611	2,878,491	0.40

		Average
	Net	Common	Per Share
For the Nine Months Ended September 30, 2005	Earnings	Shares	Amount
Basic earnings per share	$2,644,187	2,604,052	1.02
Effect of dilutive common stock issuances:
Stock options	—	274,439	(0.10)
Diluted earnings per share	$2,644,187	2,878,491	0.92

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

(5)         Business Combinations

On July 27, 2006, Atlantic Southern Financial Group, Inc. announced the signing of a definitive agreement to acquire Sapelo Bancshares, Inc. (“Sapelo”) and its subsidiary, Sapelo National Bank, a community bank headquartered in Darien, Georgia, with approximately $61 million in assets, $49 million in loans, $50 million in deposits and $7 million in stockholders’ equity as of June 30, 2006. Sapelo National Bank operates four full service banking offices in McIntosh and Glynn Counties.  The transaction is valued at $15.4 million and is expected to be completed by the fourth quarter of 2006, subject to regulatory approval, the approval of Sapelo shareholders and other customary closing conditions.  Under the terms of the merger agreement, Atlantic Southern will issue, and shareholders of Sapelo will be entitled to receive their pro rata portion of $6,239,972 and 305,695 shares of Atlantic Southern common stock.

On September 15, 2006, Atlantic Southern Financial Group, Inc. announced the signing of a definitive agreement to acquire First Community Bank, a community bank headquartered in Roberta, Georgia, with approximately $73 million in assets, $55 million in loans, $60 million in deposits and $7.5 million in stockholders’ equity as of June 30, 2006. First Community Bank operates three full service banking offices in Crawford, Bibb and Peach Counties of Georgia.  The transaction is valued at $18.3 million and is expected to be completed by the first quarter of 2007, subject to regulatory approval, the approval of First Community shareholders and other customary closing conditions.

(6) Commitments

The Company entered into construction contracts during the year to build a branch office in Rincon, Georgia and a corporate center in Macon, Georgia.  These construction contracts total approximately $2.6 million.  The Company anticipates that it will sign an additional contract for approximately $1.2 million for the completion of the corporate center.  Construction on the Rincon office is expected to be completed during the first quarter of 2007, and the corporate center construction is expected to be completed during the third quarter of 2007.

(7) Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning in January of 2007. The Company is in the process of assessing the impact of this interpretation on its financial position and results of operations.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three and Nine Months in the Period Ended

September 30, 2006 and 2005

The following discussion of financial condition as of September 30, 2006 compared to December 31, 2005, and the results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

•                  we may face risks with respect to future expansion and acquisitions or mergers;

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

Executive Summary and Recent Developments

The Company’s total assets at September 30, 2006, were approximately $546,557,000, which represented an increase of approximately $157,847,000 or 41% from December 31, 2005.  Net earnings increased 55% for the nine months ended September 30, 2006 to $4,099,317 or $1.26 per diluted share compared to $2,644,187 or $0.92 per diluted share for the nine months ended September 30, 2005. Net earnings increased 46% for the three months ended September 30, 2006 to $1,678,031 or $0.46 per diluted share compared to $1,151,611 or $0.40 per diluted share for the three months ended September 30, 2005.

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

On July 27, 2006, Atlantic Southern Financial Group, Inc. announced the signing of a definitive agreement to acquire Sapelo Bancshares, Inc. (“Sapelo”) and its subsidiary, Sapelo National Bank, a community bank headquartered in Darien, Georgia, with approximately $61 million in assets, $49 million in loans, $50 million in deposits and $7 million in stockholders’ equity as of June 30, 2006. Sapelo National Bank operates four full service banking offices in McIntosh and Glynn Counties.  The transaction is valued at $15.4 million and is expected to be completed by the fourth quarter of 2006, subject to regulatory approval, the approval of Sapelo shareholders and other customary closing conditions.  Under the terms of the merger agreement, Atlantic Southern will issue, and shareholders of Sapelo will be entitled to receive their pro rata portion of $6,239,972 and 305,695 shares of Atlantic Southern common stock.

On September 15, 2006, Atlantic Southern Financial Group, Inc. announced the signing of a definitive agreement to acquire First Community Bank, a community bank headquartered in Roberta, Georgia, with approximately $73 million in assets, $55 million in loans, $60 million in deposits and $7.5 million in stockholders’ equity as of June 30, 2006. First Community Bank operates three full service banking offices in Crawford, Bibb and Peach Counties.  Under the terms of the merger agreement, First Community shareholders will receive 0.742555 shares of Atlantic Southern Financial Group, Inc. common stock for each share of First Community Bank common stock.  The transaction is valued at $18.3 million and is expected to be completed by the first quarter of 2007, subject to regulatory approval, the approval of First Community shareholders and other customary closing conditions.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	September 30,	December 31,
	2006	2005	$ Change	% Change
Assets:
Cash and due from banks	$6,250,206	$4,202,851	$2,047,355	48.71%
Federal funds sold	21,959,000	1,450,000	20,509,000	1414.41%
Securities available for sale	48,471,859	34,525,648	13,946,211	40.39%
Loans, net of unearned income	446,960,178	331,440,956	115,519,222	34.85%
Total assets	546,557,052	388,710,484	157,846,568	40.61%
Liabilities:
Deposits	454,590,995	334,575,124	120,015,871	35.87%
FHLB borrowings	28,200,000	16,200,000	12,000,000	74.07%
Junior subordinated debentures	10,310,000	10,310,000	—	—

Loan to Deposit Ratio	98.32%	99.06%

The most significant change in the composition of assets was the increase in loans due to continued growth of the Company.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including out-of-market and core deposits, are the Company’s principal source of funds for loans and investing in securities.

Because of the historically low interest rate environment in the last two years, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale CDs (internet and brokered) represented 53.5% of our deposits as of September 30, 2006 when compared to 51.4% of our deposits as of December 31, 2005.  The Company’s Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60%.  The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the wholesale deposits mature.

Asset Quality

There were no material nonperforming assets at September 30, 2006 and at December 31, 2005.

Results of Operations

The following table shows the significant components of net earnings:

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Interest Income	$26,587,355	$14,965,921	$11,621,434	77.65%
Interest Expense	12,614,991	5,734,270	6,880,721	119.99%
Net Interest Income	13,972,364	9,231,651	4,740,713	51.35%
Provision for Loan Losses	1,389,000	1,087,000	302,000	27.78%
Net Earnings	4,099,317	2,644,187	1,455,130	55.03%
Net Earnings Per Diluted Share	$1.26	$0.92	0.34	36.96%

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Interest Income	$10,187,722	$5,851,967	$4,335,755	74.09%
Interest Expense	4,978,865	2,394,478	2,584,387	107.93%
Net Interest Income	5,208,857	3,457,489	1,751,368	50.65%
Provision for Loan Losses	468,000	247,000	221,000	89.47%
Net Earnings	1,678,031	1,151,611	526,420	45.71%
Net Earnings Per Diluted Shares	$0.46	$0.40	0.06	15.00%

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

Total interest and dividend income for the nine months ended September 30, 2006 increased $11,621,000 or 78% when compared to the nine months ended September 30, 2005 primarily due to increases in loan interest and fees on loans.  This increase is partially the result of the average loan portfolio for the nine months ended September 30, 2006 increasing approximately $117 million or 43% when compared to average loan portfolio for the nine months ended September 30, 2005.  Additionally, the average yield on loans increased during the nine months ended September 30, 2006 to 8.59% compared to an average yield of 6.94 % for the nine months ended September 30, 2005.

Total interest expense for the nine months ended September 30, 2006 increased $6,881,000 or 120% when compared to the nine months ended September 30, 2005.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $120.2 million when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.  The increase of $120.2 million includes approximately $2.1 million in non-interest bearing balances in regular demand deposit accounts.  The average rate paid on the deposit portfolios for the nine months ended September 30, 2006 increased to 4.13% from 2.74% when compared to the nine months ended September 30, 2005.   Average borrowing balances increased approximately $8.5 million when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005.  Average interest rates paid on borrowings were 4.81% for the nine months ended September 30, 2006 compared to 3.15% for the nine months ended September 30, 2005.

Net interest income increased $4,741,000 or 51% for the nine months ended September 30, 2006 compared to September 30, 2005 as a result of the items discussed above.

Total interest and dividend income for the third quarter of 2006 increased $4,336,000 or 74% when compared to the third quarter of 2005 primarily due to increases in loan interest and fees on loans.  This increase is partially the result of the average loan portfolio for the third quarter of 2006 increasing approximately $134 million or 45% when compared to average loan portfolio for the third quarter of 2005.  Additionally, the average yield on loans increased during the third quarter of 2006 to 8.80% compared to an average yield of 7.37 % for the third quarter of 2005.

Total interest expense for the third quarter of 2006 increased $2,584,000 or 108%, when compared to the third quarter of 2005.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $130.5 million when comparing third quarter of 2006 to the third quarter of 2005.  The increase of $130.5 million includes approximately $2.5 million in non-interest bearing balances in regular demand deposit accounts.  The average rate paid on the deposit portfolios for the third quarter of 2006 increased to 4.43% from 3.05% when compared to third quarter of 2005.   Average borrowing balances increased approximately $7 million when comparing the third quarter of 2006 to the third quarter of 2005.  Average interest rates paid on borrowings was 5.14% for the third quarter of 2006 compared to 3.63% for the third quarter of 2005.

Net interest income increased $1,751,000 or 51%, for the third quarter of 2006 as compared to the third quarter of 2005 as a result of the items discussed above.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2006, was $1,389,000 compared to $1,087,000 for the same period of 2006.  The provision for loan losses for the third quarter of 2006 was $468,000 compared to $247,000 for the third quarter of 2005.  This is due to continued loan growth for the respective periods and charge-offs for each period were minimal.

Non-interest Income

Composition of other noninterest income is as follows:

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Service charges on deposit accounts	$351,315	$292,966	$58,349	19.92%
Other service charges, commissions and fees	75,597	53,095	22,502	42.38%
Loss on sales / calls of investment securities	(9,753)	—	(9,753)	-100.00%
Gain on sale of other assets	1,873	—	1,873	100.00%
Mortgage origination fees	434,646	287,723	146,923	51.06%
Other income	347,777	126,420	221,357	175.10%
Total noninterest income	$1,201,455	$760,204	$441,251	58.04%

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Service charges on deposit accounts	$127,016	$106,880	$20,136	18.84%
Other service charges, commissions and fees	26,205	19,922	6,283	31.54%
Loss on sale of other assets	(1,022)	—	(1,022)	-100.00%
Mortgage origination fees	154,317	159,936	(5,619)	-3.51%
Other income	92,493	66,080	26,413	39.97%
Total noninterest income	$399,009	$352,818	$46,191	13.09%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  The number of deposit accounts for the nine months ended September 30, 2006 was 4,002 accounts when compared to the same period of 2005 with 3,098 accounts.  The increase in mortgage origination fees for the nine months ended September 30, 2006 is primarily due to the mortgage loan brokerage activity which was started in late 2004 and the volume of mortgages originated for the nine months ended September 30, 2006 was larger than the same period of 2005.  The two most significant changes in other income for the nine months ended September 30, 2006 were $124,334 of rental income from a portion of a Bank owned facility and $129,198 of income from the increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased in the second quarter of 2005.

The number of deposit accounts for the third quarter of 2006 increased by 278 accounts when compared to the same period of 2005.  The decrease in mortgage origination fees for the three months ended September 30, 2006 is primarily due to the timing of the funding of the mortgage loans towards the end of the month of September.  Some of the funding of the mortgage loans did not receive funding until early October 2006.  The two most significant changes in other income for the third quarter of 2006 were $14,801 of rental income from a portion of a Bank owned facility and $43,066 of income from the increase in cash surrender value life insurance on bank owned life insurance (“BOLI”) policies purchased in the second quarter of 2005.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Salaries	$2,795,543	$1,757,661	$1,037,882	59.05%
Employee benefits	980,627	691,060	289,567	41.90%
Occupancy expense	570,215	264,822	305,393	115.32%
Equipment rental and depreciation of equipment	298,243	198,830	99,413	50.00%
Other expenses	2,734,718	1,806,259	928,459	51.40%
Total noninterest expense	$7,379,346	$4,718,632	$2,660,714	56.39%

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Salaries	$1,050,909	$655,414	$395,495	60.34%
Employee benefits	277,567	252,178	25,389	10.07%
Occupancy expense	188,029	99,946	88,083	88.13%
Equipment rental and depreciation of equipment	102,562	70,117	32,445	46.27%
Other expenses	931,768	648,628	283,140	43.65%
Total noninterest expense	$2,550,835	$1,726,283	$824,552	47.76%

The increases in noninterest expenses are primarily due to the growth of the bank.  The most significant increases in the third quarter of 2006 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At September 30, 2006, the number of full-time equivalent employees was 85 compared to 60 at September 30, 2005.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for one new branch and one loan production center.  The bank operates from seven facilities as of September 30, 2006 compared to five facilities as of September 2005.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 36.00% and 36.84% for the nine months ended September 30, 2006 and 2005, respectively.  For the third quarter of 2006, the income tax expense expressed as a percentage of earnings before income taxes was 35.19% when compared to 37.31% for the third quarter of 2005.  The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income.  For the nine months ended September 30, 2006, the tax-free income expressed as a percentage of earnings before income taxes was 2.56% when compared to 2.06% for the nine months ended September 30, 2005.  For the third quarter of 2006, the tax-free income expressed as a percentage of earnings before income taxes was 2.44% when compared to 1.96% for the third quarter of 2005.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $21,400,000. At September 30, 2006, the Company had no federal funds purchased. The Company has a total available line of $29,004,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $28.2 million in advances on this line at September 30, 2006.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at September 30, 2006 and 2005 were 15.80% and 12.20%, respectively.

Capital

The following table summarizes the capital ratios of the Company and the Bank:

	September 30,	December 31,
	2006	2005

Tier 1 Leverage Ratio - Bank	11.76%	9.26%
Tier 1 Leverage Ratio - Consolidated	11.91%	8.88%

Tier 1 Risk Weighted Capital Ratio - Bank	12.87%	10.65%
Tier 1 Risk Weighted Capital Ratio - Consolidated	13.02%	10.21%

Risk Weighted Total Capital Ratio - Bank	14.07%	11.88%
Risk Weighted Total Capital Ratio - Consolidated	14.22%	11.89%

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Nine months Ended September 30, 2006

As of September 30, 2006, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4. Controls and Procedures

For the Nine months Ended September 30, 2006

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

During the third quarter of 2006, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Nine months Ended September 30, 2006

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

None

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

Date: November 13, 2006