Form 10-K
period 2006-12-31
Atlantic Southern Financial Group, Inc.
filed 2007-03-14
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2006, was approximately $77,733,417.  There were 4,151,778 shares of the registrant’s common stock outstanding as of March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III

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

•      the effect of any mergers, acquisitions or other transactions, including the Sapelo Bancshares, Inc. and First Community Bank of Georgia acquisitions, to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire; and

•      the failure of assumptions underlying the establishment of reserves for possible loan losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note.  Our actual results may differ significantly from those we discuss in these forward-looking statements.

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 19.

iii

PART I

Item 1.                                   Business

Unless otherwise indicated, all references to “Atlantic Southern,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Atlantic Southern Financial Group, Inc. and our wholly-owned subsidiary, Atlantic Southern Bank.

BUSINESS

Atlantic Southern Financial Group, Inc.

We are a bank holding company headquartered in Macon, Georgia, and through our wholly-owned subsidiary, Atlantic Southern Bank, we operate seven banking locations in the central Georgia markets of Macon, Warner Robins, Roberta, Lizella and Byron, and six in the coastal Georgia markets of Savannah, Darien, Rincon, Brunswick and St. Simons Island, Georgia. We serve the banking and financial needs of various communities in central and coastal Georgia.

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

On June 12, 2006, Atlantic Southern closed its public offering of a total of 700,000 shares of common stock at a price of $30.00 per share.  The Company received net proceeds of approximately $20.8 million after deducting offering expenses.  On December 15, 2006, Atlantic Southern completed its acquisition of Sapelo Bancshares, Inc. (“Sapelo”) and Sapelo’s wholly-owned subsidiary Sapelo National Bank. Sapelo National Bank had four branches in McIntosh and Glynn Counties, Georgia.  In the acquisition of Sapelo, shareholders received their pro rata portion of the merger consideration, which includes 305,695 shares of Atlantic Southern common stock and approximately $6.24 million in cash.  Finally, on January 31, 2007 Atlantic Southern completed its acquisition of First Community Bank of Georgia (“FCB”), which had three branches in Bibb, Peach and Crawford counties.  In the acquisition, FCB shareholders received approximately 0.742555 share of Atlantic Southern common stock, for each share of First Community Bank common stock they held. No changes in our executive management or business strategy have occurred or will occur as a result of the offering or acquisition. As of December 31, 2006, we had total assets of approximately $671 million, total deposits of approximately $557 million and shareholders’ equity of approximately $62 million.

Atlantic Southern Bank

Atlantic Southern Bank began its banking operations on December 10, 2001, after receiving final approval from the Georgia Department of Banking and Finance and the FDIC to organize as a state-chartered commercial bank with federally insured deposits.

The bank is a full-service commercial bank specializing in meeting the needs of individuals and small- to medium-sized businesses and professional concerns in Bibb, Houston, Crawford, Peach, Effingham, McIntosh, Glynn, Lowndes and Chatham Counties in Georgia. We focus on community involvement and personal service while providing customers with sophisticated financial products. We offer a broad array of competitively priced deposit services, including interest-bearing and non-interest bearing checking accounts, statement savings accounts, money market deposits, certificates of deposit and individual retirement accounts. In addition we complement our lending and deposit products by offering ATM and debit cards, travelers’ checks, official checks, credit cards, direct deposit, automatic transfer, savings bonds, night depository, stop payments, collections, wire transfer, overdraft protection, non-profit accounts, telephone banking, and 24-hour Internet banking.

From December 31, 2002 to December 31, 2006, our business model has produced strong internal growth. Specifically, we have:

•                  increased our total consolidated assets from $79.6 million to $671.1 million;

•                  increased our total consolidated deposits from $70.7 million to $557.0 million;

•                  increased our total consolidated net loans from $67.5 million to $525.9 million; and

•                  expanded our branch network from one location in Bibb County to thirteen branches in Bibb, Houston Crawford, Peach, Effingham, Chatham, McIntosh and Glynn counties, and a loan production office in Lowndes county.

Our deposits are insured by the FDIC. We operate thirteen full-service banking offices in Macon, Warner Robins, Roberta, Lizella, Byron, Darien, St. Simon’s Island, Rincon, Brunswick and Savannah, Georgia, and operate a loan production office in Valdosta, Georgia. After the completion of the Sapelo acquisition in December 2006, the branches in McIntosh and Glynn Counties began to operate under the name Sapelo Southern Bank; however, we continue to operate the remaining branches located in other counties under the name “Atlantic Southern Bank”.

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

Grow Throughout Georgia.   We seek to increase our presence in our primary markets of central and coastal Georgia, as well as extend along the southern Georgian border through the opening of new branches in Lowndes County, specifically in Valdosta, Georgia. We expect to continue to leverage our existing bank branches and loan production office. We anticipate opening four branches and our administrative offices during 2007 and purchasing land for five additional future branches.

These communities are primarily served by branches of large regional and national financial institutions headquartered outside of the area that focus on retail and big business. As a result, we believe these markets need, and are best served by, a locally owned and operated financial institution managed by people in and from the communities served. As we grow, we continue to maintain the local flexibility created by local banks with seasoned bankers.

We intend to continue our growth strategy through organic growth and strategic acquisitions. We believe that many opportunities to expand remain in our market areas, and we intend to be in a position to acquire additional market share, whether via de novo branches or bank acquisitions with the right local management.

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

We intend to continue to monitor our earnings and asset quality as we grow. We achieved a 2006 annualized loan and deposit growth of 61% and 66%, respectively, and returned 1.21% on average assets and 15.05% on average equity. In addition, we have taken measures to ensure that despite our loan growth, we consistently maintain pristine asset quality through our strong credit culture, extensive underwriting procedures and continuous loan review. As of December 31, 2006, our nonperforming assets, including accruing loans 90 days past due, as a percentage of total assets were 0.10% as compared to 0.07% as December 31, 2005. Similarly, our reserves to total loans as of December  31, 2006 were 1.36%, compared to 1.25% as of December 31, 2005.

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

Market Area and Competition

We draw most of our customer deposits and conduct most of our lending transactions from and within our primary service areas, which encompasses all of Bibb, Houston, Crawford, Peach, Effingham, McIntosh, Glynn and Chatham Counties in Georgia. The Macon metropolitan statistical area (“MSA”) is made up of five counties, which are the focal point of our central Georgia service area. The City of Macon is immediately accessible to traffic from all directions via Interstates 75 and 16, the most heavily traveled interstate highway corridors in Georgia. Bibb and Houston Counties have each experienced consistent population growth for decades, making them the ninth and thirteenth largest counties in Georgia, respectively. The entire Macon MSA grew at a rate of 10.9% over the last decade according to 2000 data from the United States Census Bureau, and we expect its growth to continue.

We increased our footprint across the coastal Georgia region with the opening of our Savannah and Rincon branches and the recent acquisition of Sapelo National Bank.  The coastal Georgia counties in which Atlantic Southern currently operates have continued to experience consistent growth.  Specifically, the entire Savannah MSA grew 4.82% between 2000 and 2005, and this growth is expected to continue.  The Savannah MSA includes Chatham County, which is the sixth largest county in Georgia.  We are also currently expanding into the southern Georgia region with the recent opening of our loan production office in Valdosta.

Our Chatham County and Lowndes County banking offices were not in operation as of June 30, 2006. If our Chatham County and Lowndes County banking offices had been open, they would have competed with 18 and 16 other institutions for approximately $4.42 billion and $1.63 billion in deposits, respectively, based upon data available on the FDIC website as of June 30, 2006.

The table below shows our deposit market share in Bibb, Houston and Effingham Counties, Georgia markets, and the deposit market share of our recent acquisitions including, Sapelo National Bank in McIntosh and Glynn Counties, Georgia, and FCB in Crawford and Peach Counties, Georgia, as of June 30, 2006.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Bibb County(1)	4	$401	$2,713	3/9	14.8%
Crawford County(2)	1	25	45	1/2	55.0
Effingham County	1	5	339	5/7	1.52
Glynn County(3) (4)	2	20	1,668	10/13	1.20
Houston County	1	24	1,240	10/10	1.96
McIntosh County(3)	1	29	94	2/2	31.0
Peach County(2)	1	14	198	4/4	7.1

(1)          Numbers include Atlantic Southern and FCB.

(2)          Numbers include only FCB.

(3)          Numbers include only Sapelo National Bank.

(4)          Does not reflect St. Simons Island Branch, which opened after June 30, 2006.

The table below shows the deposit market share in Chatham and Lowndes Counties, Georgia as of June 30, 2006.

Market	Total Number of Financial Institutions	Total Market Deposits
	(Dollar amounts in millions)
Chatham County	18	$4,418
Lowndes County	16	1,627

The banking business is highly competitive. We compete with many other commercial banks, federal savings banks and credit unions in our central and coastal Georgia service areas. Presently, 15 commercial banks serve our central Georgia service area with a total of 89 branches. However, of those branch offices, only 33 represent financial institutions headquartered in Bibb, Crawford, Houston or Peach Counties. In our coastal Georgia service area, currently 26 commercial banks with a total of 140 branches service the community. Our four largest competitors are Security Bank, SunTrust Bank, Wachovia Bank and Bank of America, which collectively control approximately 50% of our central and coastal Georgia service areas’ deposits. These institutions, as well as our other competitors, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank with greater personal service, and community involvement and, our ability to make credit and other business decisions quickly and locally. We believe our local ownership and management as well as our focus on personalized service helps us compete with these institutions and attract deposits and loans in our market area.

Lending Activities

Primarily we make loans to small and medium-sized commercial businesses. In addition, we originate loans secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2006 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Amounts in thousands)
Secured by real estate:
Construction and land development	$224,540	42.12%
Farmland	3,374	0.63%
Home equity lines of credit	6,751	1.27%
Residential first liens	44,127	8.28%
Residential jr. liens	4,568	0.86%
Multi-family residential	7,066	1.32%
Nonfarm and nonresidential	180,993	33.94%
Total real estate	471,419	88.42%
Other loans:
Commercial—leases, net of unearned
Commercial and industrial	$54,898	10.30%
Agricultural production	—	—
Credit cards and other revolving credit	88	0.02%
Consumer installment loans	5,293	0.99%
Obligations of state and political subdivisions in the U.S.	1,728	0.32%
Other—unearned fees	-297	-0.05%
Total other loans	61,710	11.58%
Total loans	533,129	100.00%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $86.5 million in credit as of December 31, 2006. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2006, our contractual obligations to extend credit were comprised as follow:

Type	Dollar Amount	Percentage of Contractual Obligations
	(Amounts in thousands)
Commercial	$3,732	4.31%
Commercial Real Estate	77,873	90.02
Consumer	2,322	2.68
Other	2,584	2.99
Total	$86,511	100.00%

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

Commercial Real Estate.   The bank offers both owner-occupied and income-producing commercial real estate loans. In addition, we offer land acquisition and development loans for subdivision, office, and industrial projects. The bank requires a first lien on the real estate associated with the commercial projects. Additionally, the borrower is required to assign the leases and rents on each project to the bank. The loan-to-value of these projects is approximately 80% for improved property and approximately 75% for development loans.

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

The well-established banks in our central and coastal Georgia service areas are likely to make proportionately more loans to medium to large-sized businesses than we anticipate making. Many of the commercial loans that we make are made to small- to medium-sized businesses, which may be less able to withstand competitive, economic and financial pressures than larger borrowers.

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

Lending Limits.   Our legal lending limits are 15% of our unimpaired capital and surplus for unsecured loans and 25% of our unimpaired capital and surplus for loans secured by readily marketable collateral. As of December 31, 2006, our legal lending limit for unsecured loans was approximately $9.9 million, and our legal lending limit for secured loans was approximately $16.5 million. While we generally employ more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

Deposits

Our principal source of funds for loans and investing in securities is time deposits. We utilize a comprehensive marketing plan, a broad product line and competitive products and services to attract deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. The primary sources of deposits are the residents of the market areas we serve and local businesses and their employees. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the Federal Home Loan Bank (FHLB), subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. Because of the historically low interest rate environment in the last two years, we have chosen to obtain a portion of our deposits from outside our market. Our out-of-market, Internet or brokered, CDs represented 47.4% of total deposits as of December 31, 2006.

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

Employees

On December 31, 2006, we had 121 full-time employees. Our staff increased largely as a result of our increased branching activities and strategic acquisitions. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website addresses are www.atlanticsouthernbank.com and www.sapelosouthernbank.com. From either website, select the “Investor Information” link followed by selecting “SEC Filings.” This is a direct link to our filings with the Securities and Exchange Commission (SEC), including but not limited to our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

SUPERVISION AND REGULATION

We are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Atlantic Southern Financial Group, Inc.

Because we own all of the capital stock of Atlantic Southern Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (“GDBF”) also regulates and monitors all significant aspects of our operations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years.  Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control.   Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of the bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•                  the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•                  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging rebuttable presumptions of control.

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

Gramm-Leach-Bliley Act; Financial Holding Companies.   In addition to permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act.  The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

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

Support of Subsidiary Institutions.   Under Federal Reserve Board policy, we are expected to act as a source of financial strength and commit resources to support Atlantic Southern Bank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. Accordingly, in connection with the formation of the bank holding company we made a commitment to the Federal Reserve Board not to incur any debt without its approval. In addition, any capital loans made by us to Atlantic Southern Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment we give to a federal banking regulator to maintain the capital of Atlantic Southern Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Atlantic Southern Bank

Since Atlantic Southern Bank is a commercial bank chartered under the laws of the State of Georgia, we are primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, our deposits are insured by the FDIC to the maximum extent provided by law. We are also subject to numerous state and federal statutes and regulations that affect our business, activities and operations.

Branching.   Under current Georgia law, we may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, we may acquire branches of existing banks located in Georgia. Atlantic Southern Bank and any other national or state-chartered bank generally may branch across state lines only if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories in which all institutions are placed.  The federal banking regulators have also specified by regulation the relevant capital levels for each category. As of December 31, 2006, the Bank qualified for the well-capitalized category.

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

An institution that is assigned to any of the “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” categories is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.   The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”).  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories:  (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and was set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on Atlantic Southern Bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in Atlantic Southern Bank’s financial statements and regulatory reports.  Because of its significance, Atlantic Southern Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, Atlantic Southern Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Atlantic Southern Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending.  Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•                  total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•      total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations.   Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

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

•      Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•      Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•      rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Atlantic Southern Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•                  Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts:

•      Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•      Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•                  rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of Atlantic Southern Financial Group, and the FDIC, in the case of Atlantic Southern Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  The Bank is also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31 2006, our ratio of total capital to risk-weighted assets was 12.31% and our ratio of Tier 1 Capital to risk-weighted assets was 11.06%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 9.84%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

We are a legal entity separate and distinct from Atlantic Southern Bank. The principal sources of our cash flow, including cash flow to pay dividends to its shareholders, are dividends that we receive from Atlantic Southern Bank. Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year.  These same limitations apply to a bank holding company’s payment of dividends to its shareholders. Our payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2006, the Bank could pay cash dividends of approximately $3.18 million without prior regulatory approval.

If, in the opinion of the federal banking regulator, Atlantic Southern Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we stop or refrain from engaging in the practice it considers unsafe or unsound.  The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

In 2006, we declared no dividends. We have not declared a dividend since our inception and we do not expect to do so in the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

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

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Anti-Terrorism and Money Laundering Legislation

We are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. We have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”).  Among other things, FDIRA changes the federal deposit insurance system by:

Among other things, FDIRA changes the Federal deposit insurance system by:

•                  raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•                  the FDIC and the National Credit Union Administration are authorized to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006.  The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million.  The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval.  Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

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

We intend on establishing four new offices over the next 12 months. The investment necessary for these branch expansions may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

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

Among other sources of funds, we rely heavily on deposits for funds to make loans and to provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits, so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Out-of-market certificates of deposit as of December 31, 2006 represented 47.4% of our total deposits. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract, keep or to replace them with other deposits or with funds from other sources. Not being able to attract time deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our net interest margin and results of operations.

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

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions. Expansion involves a number of risks, including:

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2006, approximately 88% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Presently 15 banks serve our central Georgia service area with a total of 89 branches, 26 banks serve our coastal Georgia service area with a total of 140 branches, and 16 banks serve Lowndes County with a total of 36 branches.

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

Although we compete by concentrating our marketing efforts in our primary market areas with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Our interest rate sensitivity is currently outside our policy guidelines, and we may incur additional costs if interest rates fall.

At December 31, 2006, our interest rate sensitivity model forecasted a decline in net interest income of $1.6 million, or
-6.28%, as a result of an immediate 200 basis point decline in rates. Our interest rate sensitivity policy provides guidelines to management to limit our interest rate sensitivity to plus or minus 10% in the event of an immediate increase or decline in interest rates of 200 basis points. There is a risk that a decline in short-term interest rates may cause a significant decline in our net interest income. There is also a risk that we will be unable to bring our interest rate sensitivity back within policy guidelines without adversely affecting our results of operations.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could adversely affect our business and the trading price of our stock.

We are currently in the process of evaluating our internal controls system to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluations and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These systems are necessary to produce accurate financial reports and prevent fraudulent activity. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002; however, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a reporting company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

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

Item 2.                                   Properties

Our home office is located at 4077 Forsyth Road, Macon, Bibb County, Georgia. We own this facility, which contains approximately 14,000 square feet of space, and also serves as our main office, opening for business as a bank office on December 10, 2001.

The following table summarizes pertinent details of our owned banking and loan production offices, and our leased operations center.

Office Address	City	Zip Code	Date Opened

502 Mulberry Street	Macon	31201	March 29, 2004
494 Monroe Street	Macon	31201	February 7, 2005
252 Holt Avenue (Leased)	Macon	31201	February 22, 2005
2815 Pio Nono Avenue	Macon	31201	N/A(1)
464 S. Houston Lake Drive	Warner Robins	31088	April 7, 2005
7393 Hodgson Memorial Drive, Suite 201	Savannah	31406	December 19, 2005
597 S. Columbia Drive	Rincon	31326	April 10, 2006
1200 Northway	Darien	31305	December 15, 2006(2)
3420 Cypress Mill Road	Brunswick	31520	December 15, 2006(2)
2449 Perry Lane Road	Brunswick	31525	December 15, 2006(2)
1607 Frederica Road (Leased)	St. Simons Island	31522	December 15, 2006(2)
300 North Dugger Street	Roberta	31078	January 31, 2007(3)
8340 Eisenhower Pkwy	Lizella	31052	January 31, 2007(3)
202 West White Road	Byron	31008	January 31, 2007(3)

(1)   This property does not operate as a branch.

(2)   Atlantic Southern obtained this property upon the completion of its acquisition of Sapelo Bancshares, Inc. on December 15, 2006.

(3)   Atlantic Southern obtained this property upon the completion of its acquisition of First Community Bank of Georgia on January 31, 2007.

All of the offices listed above, excluding the Holt Avenue and the Frederica Road locations, are owned by the Bank. The Holt Avenue location has a lease term of three years. The Frederica Road location has a verbal month-to-month lease.  We own the building for the Cypress Mill Road location, however there is a long-term lease on the land.  The term of the long-term lease is renewed every ten years with the last year of the lease being 2031.  We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. We are not aware of any environmental problems with the properties that we own that would be material, either individually, or in the aggregate, to our operations or financial condition. We also have contracts to purchase two parcels of land for future potential branch locations. These parcels of land are located in St. Simons Island and Bibb County, Georgia.

Item 3.                                   Legal Proceedings

There are no material pending legal proceedings to which Atlantic Southern Financial Group or Atlantic Southern Bank are a party, or to which any of their properties are subject; nor are there material proceedings known to us or to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Atlantic Southern Financial Group or any associate of any of the foregoing, is a party or has an interest adverse to Atlantic Southern Financial Group.

Item 4.                                   Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2006, which required a vote of the security holders through solicitation of proxies or otherwise.

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

On June 12, 2006, Atlantic Southern closed its public offering of a total of 700,000 shares of common stock at a price of $30.00 per share.  On December 15, 2006, Atlantic Southern completed its acquisition of Sapelo Bancshares, Inc., whereby Sapelo shareholders received their pro rata portion of the merger consideration, which included 305,695 shares of Atlantic Southern common stock and approximately $6.24 million in cash.  Finally on January 31, 2007, Atlantic Southern completed its acquisition of First Community Bank of Georgia, whereby First Community Bank shareholders received their pro rata portion of 548,634 shares of Atlantic Southern common stock.  As of March 9, 2007 there were 4,151,778 shares issued and outstanding and 2,405 shareholders of record.

We are aware of sporadic trades during 2006 with prices ranging from $24.50 to $34.50, and sporadic trades during 2005 with prices ranging from $10.33 to $24.50. Our common stock is currently trading on the OTC Bulletin Board under the symbol “ASFN.”  The last reported sale price of our common stock on March 9, 2007 was $32.75.

The following table sets forth for the periods indicated the high, low and closing quarter sale prices for our common stock as reported by the OTC Bulletin Board during each quarter of 2006 and 2005.

2006

	High	Low	Close
First Quarter	30.00	24.25	30.00
Second Quarter	40.00	30.00	30.75
Third Quarter	34.50	30.50	33.75
Fourth Quarter	33.94	31.35	33.50

2005

	High	Low	Close
First Quarter	11.33	10.33	10.33
Second Quarter	12.33	10.33	12.33
Third Quarter	19.00	12.33	19.00
Fourth Quarter	24.50	19.00	24.25

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. However, we declared no dividends in 2005 or 2006, and we do not expect to pay dividends in the foreseeable future. Instead, we intend to retain earnings to grow our business and strengthen our capital base. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

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

During the fourth quarter of 2006, we did not repurchase any of our securities or sell any of our securities without registration under the Securities Act of 1933, as amended.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on Atlantic Southern’s common stock to the cumulative total return on the OTC Bulletin Board and the SNL NASDAQ Bank Stock Index since December 31, 2001.  Where applicable, the performance graph reflects the reverse stock split on September 8, 2005 and the reorganization into a holding company in January 2005.

Index	01/03/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
Atlantic Southern Financial Group	100.00	213.97	264.71	271.32	297.79	295.59
Russell 2000	100.00	106.37	121.19	115.10	115.61	125.90
SNL Bank and Thrift Index	100.00	102.15	105.32	107.47	113.73	119.35

Item 6.                                   Selected Financial Data.

Our selected consolidated financial data is presented below as of and for the years ended December 31, 2002 through 2006.  The selected consolidated financial data presented below as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, are derived from our audited financial statements and related notes included in this 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 30.  The selected consolidated financials as of December 31, 2003 and 2002, and for the two years ended December 31, 2003, have been derived from our audited financial statements that are not included in this annual report on Form 10-K.  The shares outstanding and per share financial data presented below has been adjusted to give effect to the 3-for-2 stock split in the form of a stock dividend effected on September 30, 2005.

In January 2005, shareholders of Atlantic Southern Bank exchanged their common stock in Atlantic Southern Bank for common stock in the newly formed holding company, Atlantic Southern Financial Group.  The transaction was accounted for on historical carrying amounts.  The consolidated financial statements as of December 31, 2006 include the accounts of Atlantic Southern Financial Group and its wholly-owned subsidiary, Atlantic Southern Bank.  Year end data for 2004, 2003, and 2002 reflect financial data for Atlantic Southern Bank.

	As of and for the Years Ended December 31,
	2006	2005	2004(1)	2003(1)	2002(1)
	(Amounts in thousands, except share and per share amounts)

Income Statement Data:
Total interest and dividend income	$37,874	$21,624	$10,591	$6,076	$2,622
Total interest expense	18,973	8,957	3,369	2,149	1,067
Net interest income before provision for loan losses	18,901	12,667	7,222	3,927	1,555
Provision for loan losses	1,671	1,493	1,377	808	725
Net interest income after provision for loan losses	17,230	11,174	5,845	3,119	830
Noninterest income	1,694	1,186	387	212	70
Noninterest expense	10,110	6,364	3,632	2,438	1,641
Earnings (loss) before income taxes	8,814	5,996	2,600	893	(741)
Income tax provision (benefit)	2,850	2,111	938	(16)	4
Net Earnings (loss)	$5,964	$3,885	$1,662	$909	$(745)

Per Common Share:
Net Earnings (loss) – basic	$1.97	$1.49	$0.71	$0.51	$(0.62)
Net Earnings (loss) – diluted (2)	1.77	1.33	0.67	0.49	(0.62)
Cash dividends declared	—	—	—	—	—
Book value	17.24	9.75	8.44	7.09	5.73

Period End Balances:
Loans (net of unearned income and allowance for loan losses)	$525,870	$327,291	$225,482	$134,277	$67,461
Earning assets (3)	628,630	374,129	251,250	4,152	3,434
Total assets	671,075	388,710	263,317	161,280	79,606
Deposits	556,995	334,575	221,248	140,220	70,706
Shareholders’ equity	62,232	25,386	21,966	14,403	6,882
Shares outstanding	3,609,747	2,604,052	2,604,052	2,032,653	1,200,000

Average Balances:
Loans	$414,272	$285,238	$176,609	$103,107	$37,021
Earning assets (3)	469,553	317,385	195,787	115,215	45,545
Total assets	492,880	330,137	203,677	121,053	49,063
Deposits	414,527	279,253	170,766	105,247	41,425
Shareholders’ equity	39,619	22,654	18,373	11,820	7,105
Shares outstanding – basic	3,031,996	2,604,052	2,343,982	1,778,983	1,200,000
Shares outstanding – diluted (2)	3,367,065	2,911,930	2,493,247	1,869,027	1,200,000

	As of and for the Years Ended December 31,
	2006	2005	2004(1)	2003(1)	2002(1)
	(Amounts in thousands, except share and per share amounts)

Performance Ratios:
Return on average assets	1.21%	1.18%	0.82%	0.75%	(1.52)%
Return on average equity	15.05	17.15	9.05	7.68	(10.49)
Net interest margin, taxable equivalent	4.05	4.01	3.70	3.41	3.41
Efficiency ratio (4)	50.35	47.19	48.60	59.25	100.93
Average loans to average deposits	99.94	102.14	103.42	97.97	89.37
Average equity to average assets	8.04	6.86	9.02	9.76	14.48

Capital Ratios:
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Tier I capital to risk adjusted assets	11.06	10.21	9.06	9.96	9.26
Total capital to risk adjusted assets	12.31	11.89	10.21	11.03	10.28
Tier I capital to average tangible assets	9.84	8.88	8.91	9.49	9.32

Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.10%	0.07%	0.05%	0.00%	0.00%
Loan loss allowance to nonperforming loans (5)	1,120.06	1,445.99	2,043.80	—	—
Net loans charged-off to average loans	0.04	0.05	0.07	0.00	0.00
Provision for loan loss to average loans	0.40	0.52	0.78	0.78	1.95

(1)          Atlantic Southern Bank only.  The holding company reorganization was completed on January 3, 2005.

(2)          Shares outstanding – diluted are computed by taking the net income applicable to common stock divided by average number of common shares outstanding with the effect of dilutive options and warrants, etc.

(3)          Earning Assets are determined by adding loans, mortgage loans held for sale, investment securities, Federal Home Loan Bank stock, interest bearing deposits in other banks, federal funds sold, and cash surrender value of life insurance.

(4)          Noninterest expense divided by the sum of net interest income and noninterest income.

(5)          Nonperforming assets include non-accrual loans and loans over 90 days past due.  During the fiscal years 2002 and 2003, Atlantic Southern Bank did not have any nonperforming assets.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to provide insight into the financial condition and results of operations of Atlantic Southern Financial Group, Inc. and its subsidiary and should be read in conjunction with the consolidated financial statements and accompanying notes.

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

•                  the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses that we acquire;

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

•                  the potential negative effects of future legislation affecting financial institutions (including, without limitation, laws concerning taxes, banking, securities, and insurance);

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

Organization

The Bank began operations on December 10, 2001 and operates as a state chartered bank in seven banking locations in the middle Georgia markets of Macon and Warner Robins and six locations in the coastal markets of Savannah, Darien, Brunswick and St. Simons Island, Georgia.  At the April 27, 2004 Annual Meeting of Shareholders, the shareholders approved the proposal to reorganize the Bank into a holding company structure by virtue of a share exchange whereby each share of Bank common stock issued and outstanding was to be converted into and exchanged for the right to receive one share of the Company’s common stock. The Company was organized by the Bank for the purpose of serving as its holding company. The share exchange was consummated on January 3, 2005.

The Bank is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan areas we serve.  Through Atlantic Southern Bank, the Company specializes in commercial real estate and small business lending.  The Bank offers a range of lending services, of which some are secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings.  Primarily, the Bank makes loans to small and medium-sized businesses; however, the Bank also makes loans to consumers for a variety of purposes.  The Bank’s principal source of funds for loans and investing in securities is time deposits, including out-of-market certificates of deposits and core deposits.  The Bank offers a wide range of deposit services including checking, savings, money market accounts and certificates of deposit.

Executive Summary and Recent Developments

Net earnings for 2006 were $5,964,129, representing an increase of 53.51% from 2005.  Diluted earnings per share were $1.77, up $.44 per share from 2005, and return on average equity was 15.05% as compared to 17.15% for 2005.  Year-to-date net earnings were impacted by growth in the loan portfolio and the improvement in the net interest margin of Atlantic Southern Bank.  Return on average equity decreased due to our completion of a public offering of 700,000 shares of its common stock that raised $20.8 million in capital.

On June 12, 2006, we closed a public offering of a total of 700,000 shares of common stock at a price of $30.00 per share.  We received net proceeds of $20.8 million after deducting offering expenses.  We plan to use the proceeds of the offering to fund future growth, including opening de novo branches and the acquisitions of existing banks, purchasing additional land in south Macon, funding future loan demand and ensuring sufficient risk-based capital and liquidity for continued growth.

On December 15, 2006, we consummated an agreement to acquire all of the outstanding shares of Sapelo Bancshares, Inc. (“Sapelo”) for $15.4 million using a combination of stock and cash.  Under the terms of the merger agreement, we issued, and shareholders of Sapelo were entitled to receive their pro rata portion of $6,239,972 and 305,695 shares of Atlantic Southern common stock.  The cash proceeds were obtained from the public offering.  Sapelo was a bank holding company with one subsidiary, Sapelo National Bank, based in Darien, Georgia.  Sapelo had total assets of $77.7 million, including total loans of $52 million and total investments of $1.8 million.  Additionally, Sapelo had $66.7 million in deposits.  We accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $8.5 million, none of which will be deductible for income tax purchases.  Operations of Sapelo are included in the consolidated statements of earnings since its acquisition.

On September 15, 2006, we announced the signing of a definitive agreement to acquire First Community Bank, a community bank headquartered in Roberta, Georgia, with approximately $70 million in assets, $50 million in loans, $58 million in deposits and $8.2 million in stockholders’ equity as of December 31, 2006.  First Community Bank operates three full service banking offices in Crawford, Bibb and Peach counties of Georgia.  The transaction was completed as of January 31, 2007 and each share of First Community Bank common stock outstanding was converted into the right to receive 0.742555 shares of Atlantic Southern common stock.  We will pay an aggregate of approximately $18.6 million in Atlantic Southern common stock to First Community Bank stockholders.

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective markets in the middle Georgia region and in the coastal Georgia region.  During April 2006, we opened a de novo branch in Rincon, Georgia and in January 2007, a de novo branch was opened in Savannah, Georgia to further strengthen the expansion to the coastal Georgia region.  During the last two years, Atlantic Southern Bank has opened a new branch in Warner Robins, Georgia and new branches in Macon, Georgia, which have strengthened the expansion in the middle Georgia region.

Critical Accounting Estimates

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that we reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Accounting policies related to the allowance for loan losses represent a critical accounting estimate for us.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

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

Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report and in Note A to the Consolidated Financial Statements.

Results of Operations

General

Our results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the significant components of net earnings for the past three years.

	For the Years Ended December 31,
		Change			Change
		From Prior	Percent		From Prior	Percent
	2006	Year	Change	2005	Year	Change	2004
	(Dollar amounts in thousands)
Interest Income	$37,874	$16,250	75.15%	$21,624	$11,033	104.17%	$10,591
Interest Expense	18,973	10,016	111.82%	8,957	5,588	165.87%	3,369
Net Interest Income	18,901	6,234	49.21%	12,667	5,445	75.39%	7,222
Provision for Loan Losses	1,671	178	11.92%	1,493	116	8.42%	1,377
Net Earnings	5,964	2,079	53.51%	3,885	2,223	133.75%	1,662
Net Earnings Per Diluted Share	1.77	0.44	33.08%	1.33	0.66	98.51%	0.67

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities.  Net interest income increased approximately $6,234,000 or 49% for 2006 compared to 2005.  Net interest income increased approximately $5,445,000 or 75% for 2005 compared to 2004.

Total interest and dividend income for 2006 increased approximately $16,250,000 or 75% when compared to 2005 and increased approximately $11,033,000 or 104% when compared to 2004 which are primarily due to increases in loan interest and fees on loans.  The increase in 2006 is partially the result of the average loan portfolio for 2006 increasing approximately $129 million or 45% when compared to average loan portfolio for 2005.  The increase in 2005 is partially the result of the average loan portfolio for 2005 increasing approximately $109 million or 62% when compared to average loan portfolio for 2004.  Additionally, the average yield on loans increased during 2006 to 8.59% compared to an average yield of 7.18% for 2005 and compared to an average yield of 5.68% for 2004.

Total interest expense for 2006 increased approximately $10,016,000 or 112% when compared to 2005 and increased approximately $5,588,000 or 166% when compared to 2004.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $135.3 million when comparing 2006 to 2005.  This increase includes approximately $5.1 million in average non-interest bearing balances in regular demand deposit accounts and approximately $79.2 million in interest bearing balances in average wholesale time deposits.  The average deposit balances increased approximately $108.5 million when comparing 2005 to 2004.  During that period, the most significant increase was due to a $76.6 million in interest bearing balances in wholesale time deposits.  The average rate paid on the deposit portfolios for 2006 increased to 4.39% from 3.07% when compared to 2005 and compared to an average rate of 2.02% in 2004.   Average borrowing balances increased approximately $8.9 million when comparing 2006 to 2005.  When comparing 2005 to 2004, the average borrowing balances increased approximately $13.1 million which was primarily due to the issuance of the trust preferred securities in 2005.  Average interest rates paid on borrowings were 5.58% for 2006 compared to 4.01% for 2005 and 1.79% for 2004.

The banking industry uses two key ratios to measure relative profitability of net interest income, which are net interest spread and net interest margin.  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread eliminates the impact of non-interest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is an indication of the profitability of our investments, and is defined as net interest revenue as a percentage of total average earning assets which includes the positive impact of funding a portion of earning assets with customers’ non-interest-bearing deposits and with stockholders’ equity.

For 2006, 2005 and 2004, our tax equivalent net interest spread was 3.61%, 3.68% and 3.42%, respectively, while the tax equivalent net interest margin was 4.05%, 4.01% and 3.70%, respectively.  The increases in net interest spread and net interest margin from 2004 to 2006 were due to the earning assets repricing faster than our interest bearing liabilities in an increasing interest rate environment and to the changes in the mix of the earning assets (investing federal funds sold into higher yielding assets such as loans and investment securities).

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	Year ended December 31,
	2006			2005			2004
	(Dollar amounts in thousands)
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5)	$414,272	$35,575	8.59%	$285,238	$20,490	7.18%	$176,609	$10,040	5.68%
Federal funds sold	9,232	373	4.04%	3,619	113	3.12%	2,761	36	1.30%
Investment securities - taxable (7)	36,694	1,552	4.23%	23,289	837	3.59%	14,234	457	3.21%
Investment securities - tax-exempt (6) (7)	7,094	259	5.53%	3,625	124	5.18%	1,148	38	5.02%
Other interest and dividend income	2,261	115	5.09%	1,614	60	3.72%	1,035	20	1.93%
Total Earning Assets	469,553	37,874	8.09%	317,385	21,624	6.83%	195,787	10,591	5.42%

Non-interest-earning assets
Allowance for loan losses	-5,173			-3,547			-2,033
Cash and due from banks	6,343			4,305			3,582
Premises and equipment	11,488			6,025			4,080
Accrued interest receivable	3,863			1,837			777
Other assets	6,806			4,132			1,484
Total Assets	$492,880			$330,137			$203,677

Interest bearing liabilities
Interest bearing demand	$61,376	$1,864	3.04%	$39,748	$693	1.74%	$30,149	$286	0.95%
Savings	2,156	8	0.37%	1,422	8	0.56%	1,091	6	0.55%
Time deposits	325,014	15,167	4.67%	217,238	7,223	3.32%	124,303	2,851	2.29%
Total interest bearing deposits	388,546	17,039	4.39%	258,408	7,924	3.07%	155,543	3,143	2.02%
Federal Home Loan Bank advances	22,830	1,117	4.89%	16,555	549	3.32%	11,823	212	1.79%
Other borrowings	1,521	73	4.80%	1,968	84	4.27%	838	14	1.67%
Trust Preferred Securities	10,310	744	7.22%	7,223	400	5.54%	—	—	0.00%
Total borrowed funds	34,661	1,934	5.58%	25,746	1,033	4.01%	12,661	226	1.79%
Total interest-bearing liabilities	423,207	18,973	4.48%	284,154	8,957	3.15%	168,204	3,369	2.00%

Non-interest bearing deposits	25,981			20,845			15,223
Other liabilities	4,073			2,484			1,877
Stockholder’s equity	39,619			22,654			18,373
Total Liabilities and Stockholder’s Equity	$492,880			$330,137			$203,677
Net interest revenue (1)		$18,901			$12,667			$7,222
Net interest spread (2)			3.61%			3.68%			3.42%
Net interest margin (3)			4.05%			4.01%			3.70%

(1) Net interest revenue is computed by subtracting the expense from the average interest-bearing liabilities from the average earning assets.

(2) Net interest spread is computed by subtracting the yield from the expense of the average interest-bearing liabilities from the yield from the average earning assets.

(3) Net interest margin is computed by dividing net interest revenue by average total earning assets.

(4) Average loans are shown net of unearned income.  Nonaccrual loans are included but immaterial.

(5) Interest income includes loan fees as follows (in thousands): 2006 - $1,698; 2005 - $1,191; 2004 - $926

(6) Reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the years 2006 compared to 2005 and for the year 2005 compared to 2004.

	2006 Compared to 2005			2005 Compared to 2004
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$10,161	$4,924	$15,085	$7,216	$3,234	$10,450
Investment securities:
Taxable investment securities	539	176	715	321	59	380
Tax-exempt investment securities	126	9	135	85	1	86
Interest earning deposits and fed funds sold	184	131	315	14	103	117
Total interest income	11,010	5,240	16,250	7,636	3,397	11,033

Interest paid on:
Deposits:
Interest bearing demand deposits	513	658	1,171	112	295	407
Savings	—	—	—	2	—	2
Time deposits	4,221	3,723	7,944	2,638	1,734	4,372
Other borrowings and FHLB advances	230	327	557	140	267	407
Trust Preferred Securities	201	143	344	400	—	400
Total interest expense	5,165	4,851	10,016	3,292	2,296	5,588

Increase in net interest revenue	$5,845	$389	$6,234	$4,344	$1,101	$5,445

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

The following table shows the related results of operations ratios for assets and equity:

	Years Ended December 31,
	2006	2005	2004
Return on Average Assets	1.21%	1.18%	0.82%
Return on Average Equity	15.05%	17.15%	9.05%
Average Equity to Average Assets	8.04%	6.86%	9.02%
Dividend Payout Ratio	0.00%	0.00%	0.00%

Provision for Loan Losses

The provision for loan losses was approximately $1.7 million in 2006, compared with $1.5 million in 2005 and $1.4 million in 2004.  The provision as a percentage of average outstanding loans for 2006, 2005 and 2004 was 0.40%, 0.52% and 0.78%, respectively.  Net charge-offs as a percentage of average outstanding loans were 0.04% in 2006, 0.05% in 2005, and 0.07% in 2004.  This is due to continued loan growth for the respective periods and charge-offs for each period were minimal.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report, Note A to the Consolidated Financial Statements, and above in the Critical Accounting Estimates section of this report.

Noninterest Income

Total noninterest income for 2006 was $1.7 million compared to $1.2 million in 2005, and $387 thousand in 2004.  The following table represents the components of noninterest income for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
Service charges on deposit accounts	$494,116	23.03%	$401,616	66.63%	$241,024
Other service charges, commissions and fees	104,392	37.23%	76,072	64.58%	46,221
Loss on sales / calls of investment securities	(9,753)	(100.00)%	—	0.00%	—
Mortgage origination income	666,443	51.02%	441,284	982.35%	40,771
Other income	438,551	63.98%	267,445	357.01%	58,521
Total noninterest income	$1,693,749	42.76%	$1,186,417	206.93%	$386,537

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were $494 thousand, or 29% of total noninterest income for 2006, compared with $402 thousand, or 34% for 2005, and $241 thousand or 62% for 2004.  The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  During 2006, we had a net gain of 1,041 accounts, excluding the acquisition of Sapelo Bancshares in December.  At year-end 2006, we had 4,243 transaction and savings accounts, excluding 3,549 transaction and savings accounts of Sapelo.  We anticipate the number of accounts will continue to increase throughout 2007 and the full effect of the inclusion of transaction and savings accounts from the acquisitions of Sapelo and First Community Bank which occurred in January 2007.  The increase in mortgage origination income for 2006 is primarily due to the mortgage loan brokerage activity which was started in late 2004 and the volume of mortgages originated for 2006 was larger than 2005.  Mortgage loan closings were approximately 246, 169, and 12 closings for 2006, 2005 and 2004, respectively.  The two most significant changes in other income for 2006 were $135,243 of rental income from a portion of two Bank owned facilities and $163,732 of income from the increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased in the second quarter of 2005.  During 2005, the most significant changes were $43,547 from the rental income from a portion of two Bank owned facilities that were purchased in 2005 and $100,663 of income from the increase in cash surrender value of life insurance.  During 2004, the Bank had $58,521 in other income, which consisted of miscellaneous income from wire transfer fees and other fees.

Noninterest Expense

Total noninterest expense for 2006 was $10.1 million, compared to $6.8 million in 2005, and $3.6 million in 2004.  The following table represents the major components of noninterest expense for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	% Change	2005	% Change	2004
Salaries	$3,911,117	55.76%	$2,511,046	72.27%	$1,457,634
Employee benefits	1,407,670	47.99%	951,194	82.95%	519,906
Occupancy expense	756,081	95.96%	385,836	91.17%	201,824
Equipment rental and depreciation of equipment	436,261	58.41%	275,405	49.41%	184,330
Advertising	344,680	52.73%	225,680	73.36%	130,183
Data processing	283,312	22.50%	231,282	29.63%	178,416
Other expenses	2,970,671	66.58%	1,783,290	85.82%	959,678
Total noninterest expense	$10,109,792	58.87%	$6,363,733	75.21%	$3,631,971

The increases in noninterest expenses are primarily due to the growth of the Bank.  The most significant increases in 2006 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At December 31, 2006, the number of full-time equivalent employees was 121 compared to 66 full-time equivalent employees at December 31, 2005 and 41 full-time equivalent employees at December 31, 2004.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank, hiring for new branches and a loan production center in 2006 and 2005 and from the acquisition of Sapelo Bancshares in December 2006.  The bank operates from eleven facilities as of December 31, 2006 compared to five facilities as of December 31, 2005 and two facilities as of December 31, 2004.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense was $2.8 million in 2006 compared with $2.1 million in 2005 and $938 thousand in 2004.  Income tax expense expressed as a percentage of earnings before income taxes (effective tax rates) for 2006, 2005 and 2004 were 32.3%, 35.2% and 36.1%, respectively.  These effective tax rates are lower than the statutory tax rate primarily due to the interest revenue on certain investment securities that are exempt from income taxes and tax credits received from affordable housing investments.  The effective tax rate has decreased over the years as tax-exempt interest revenue from securities and the tax credits from affordable housing investments have increased as a percentage of pre-tax earnings.  Additional information regarding income taxes can be found in Note K to the Consolidated Financial Statements.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	December 31,
	2006	2005	$ Change	% Change
Assets:
Cash and due from banks	$13,130,014	$4,202,851	$8,927,163	212.41%
Federal funds sold	29,522,000	1,450,000	28,072,000	1936.00%
Securities available for sale	57,596,002	34,525,648	23,070,354	66.82%
Loans, net of unearned income	533,128,702	331,440,956	201,687,746	60.85%
Cash surrender value of life insurance	4,264,395	4,100,663	163,732	3.99%
Goodwill and other intangible assets	10,600,276	—	10,600,276	100.00%
Total assets	671,075,492	388,710,484	282,365,008	72.64%
Liabilities:
Deposits	$556,994,607	$334,575,124	$222,419,483	66.48%
FHLB advances	31,700,000	16,200,000	15,500,000	95.68%
Junior subordinated debentures	10,310,000	10,310,000	—	—

The most significant change in the composition of assets was the increase in loans of $201.7 million due to continued growth of the Company.  Growth in Atlantic Southern Bank’s loan portfolio was divided between internally generated growth of approximately $149.8 million and the addition of approximately $52.0 million from the merger with Sapelo.  We were able to generate loan growth by expanding in new markets with de novo branches in Effingham County and increasing loan growth in Chatham, Houston and Bibb County.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of the historically low interest rate environment in the last two years, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 47.4% of our deposits as of December 31, 2006 when compared to 51.4% of our deposits as of December 31, 2005.  Our Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60%.  We have been successful in replacing maturing brokered deposits and do not expect to experience significant disintermediation as the brokered deposits mature.

Loans

Our loan demand continues to be strong.  Total loans increased $201.7 million or 61% from year end 2005 to 2006.  The increase in loans in 2006 is attributable to the $52 million in loans acquired from the acquisition of Sapelo Bancshares in December, our branching efforts along with the lending efforts of our senior management lending team.  The following table presents a summary of the loan portfolio by category.

Loans Outstanding

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Commercial	$54,898	$40,194	$38,165	$41,588	$14,290
Real estate - commercial	192,876	99,309	72,595	41,727	35,360
Real estate - construction	224,540	146,305	80,472	31,892	10,991
Real estate - mortgage	54,003	43,670	33,539	17,377	5,735
Obligations of political subdivisions in the U.S.	1,728	—	—	—	—
Consumer	5,380	2,332	3,724	3,353	1,904
Total Loans	533,425	331,810	228,495	135,937	68,280
Less:
Unearned loan fees	(297)	(369)	(213)	(105)	(69)
Allowance for loan losses	(7,258)	(4,150)	(2,800)	(1,555)	(750)
Loans, net	$525,870	$327,291	$225,482	$134,277	$67,461

The following table sets forth the contractual maturity distribution of commercial, construction loans and obligations of states and political subdivisions in the US, including the interest rate sensitivity for loans maturing greater than one year.

Loan Portfolio Maturity
As of December 31, 2006
(Dollars in thousands)

					Rate Stucture for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	Or Less	Five Years	Years	Total	Rate	Rate
Commercial	$31,435	$22,007	$1,456	$54,898	$10,143	$13,320
Real estate - construction	139,573	84,916	51	224,540	57,442	27,525
Obligations of political subdivisions in the U.S.	1,237	491	—	1,728	491	—
Total	$172,245	$107,414	$1,507	$281,166	$68,076	$40,845

Asset Quality

At year-end 2006, the loan portfolio was 79.4% of total assets.  Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitor, control and measure our credit risk, standardized credit analyses and our comprehensive credit policy.  As a result, management believes they have a good understanding of the asset quality, have an established warning and early detection system regarding the loans and have a comprehensive analysis of the allowance for loan losses.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years:

Analysis of Changes in Allowance for Loan Losses

	For the Years ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in Thousands)

Average loans outstanding	$414,272	$285,238	$176,609	$103,107	$37,021
Total loans at year-end	533,425	331,810	228,495	135,937	68,280

Allowance for possible loan losses, beginning of period	$4,150	$2,800	$1,555	$750	$25

Charge-offs:
Commercial	114	75	106	—	—
Real estate - commercial	40	—	—	—	—
Real estate - mortgage	107	75	—	—	—
Consumer loans	11	—	26	3	—
Total	272	150	132	3	—

Recoveries:
Commercial	29	—	—	—	—
Real estate - commercial	50	—	—	—	—
Real estate - mortgage	25	—	—	—	—
Consumer loans	5	7	—	—	—
Total	109	7	—	—	—

Net charge-offs	163	143	132	3	—

Provision for loan losses	1,671	1,493	1,377	808	725
Allowance from purchase acquisition	1,600	—	—	—	—
Allowance for possible loan losses, end of period	$7,258	$4,150	$2,800	$1,555	$750

Allowance as a percentage of year-end loans	1.36%	1.25%	1.23%	1.14%	1.10%

As a percentage of average loans:
Net charge-offs	0.04%	0.05%	0.07%	0.00%	0.00%

The loan portfolio is reviewed periodically to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories.  Grades five through eight are assigned allocations of loss based on management’s estimate of potential loss, which is generally based on discounted, collateral deficiencies or loss percentages by grade used by the federal bank regulators.  Loans graded one through four are stratified by type and allocated loss ranges based on peer group loss experience, regulatory guidelines and the Bank’s loss history.  The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

Management uses an outsourced independent loan review specialist on a quarterly basis to corroborate and challenge the internal loan grading system and methods used to determine the adequacy of the allowance for loan losses.

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer loans for impairment disclosures.

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed necessary to provide for possible losses.  In addition to the allocation of the allowance for loan losses, the Bank has established an unallocated portion of the allowance.  The unallocated portion of the allowance is maintained due to a number of qualitative factors, such as concentrations of credit and bank acquisitions.  The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*
Commercial	$649	10.29%	$470	12.11%	$435	16.70%	$445	30.59%	$156	20.93%
Real estate - commercial	2,453	36.16%	1,356	29.93%	1,101	31.75%	569	30.70%	364	51.78%
Real estate - construction	2,496	42.10%	1,742	44.10%	861	35.22%	325	23.46%	114	16.10%
Real estate - mortgage	707	10.12%	461	13.16%	352	14.68%	180	12.78%	60	8.40%
Obligations of political subdivisions in the U.S.	17	0.32%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Consumer	63	1.01%	35	0.70%	43	1.65%	36	2.47%	19	2.79%
Unallocated	873		86		8				37
Total Loans	$7,258	100.00%	$4,150	100.00%	$2,800	100.00%	$1,555	100.00%	$750	100.00%

* Loan balance in each category, expressed as a percentage of total loans.

Management believes that the loan portfolio is well diversified and, to a large extent, secured without undue concentrations in any specific risk area.  Control of loan quality is regularly monitored by management and is reviewed by our Board of Directors, which meets monthly.  The amount of additions to the allowance for loan losses charged to operating expenses for the periods indicated were based upon many factors, including actual charge-offs and evaluations of current and prospective economic conditions in the market area.  Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Nonperforming Assets

Nonperforming loans, which includes non-accrual loans and accruing loans past due over 90 days, totaled approximately $648 thousand at year-end 2006, compared to $287 thousand at December 31, 2005.  There is no concentration of nonperforming loans attributable to any specific industry.  At December 31, 2006 and 2005, the ratio of nonperforming loans to total loans was 0.12% and 0.09%, respectively.

Our policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

There are no commitments to lend additional funds to customers with loans on non-accrual status at December 31, 2006.  The table below summarizes our nonperforming assets at year-end for the last five years.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Nonperforming loans:
Nonaccrual	$617	$274	$137	$—	$—
Loans 90 days or more past due	31	13	—	—	—
Total nonperforming loans	$648	$287	$137	$—	$—
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$648	$287	$137	$—	$—

Nonperforming assets to total loans	0.12%	0.09%	0.06%	0.00%	0.00%

Nonperforming assets to total assets	0.10%	0.07%	0.05%	0.00%	0.00%

Allowance for loan losses to nonperforming loans (a)	1120.06%	1445.99%	2043.80%	0.00%	0.00%

(a)  We had no nonperforming loans for the years ended 2003 and 2002.

On January 31, 2007, management placed one loan with a balance of approximately $3.0 million on non-accrual that was secured by single-family residential real estate appraised at approximately $5.8 million.  This loan is not reflected in the table above.  Management is continuously monitoring this loan in order to minimize any losses.

Investment Securities

Securities in our portfolio totaled $57.6 million at December 31, 2006, compared to $34.5 million at December 31, 2004.  The growth in the securities portfolio occurred as a result of our efforts to invest excess federal funds sold into investments and to maintain a certain level of liquid assets in correlation to our overall asset growth.  At December 31, 2006, the securities portfolio had unrealized net losses of approximately $622 thousand.

The following table shows the carrying value of the investment securities at December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
	(Amounts in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$25,240	$18,537	$9,401
State, County and Municipal	13,653	5,113	2,271
Mortgage-backed Securities	18,453	10,626	7,214
Other Investments	250	250	250
Total	$57,596	$34,526	$19,136

The following table sets forth the maturities of the investment securities at carrying value at December 31, 2006 and the related weighted yields.

	MATURITY
	One Year		One through		Five through		Over Ten
	Or Less		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
	(Dollars in Thousands)
Available for Sale
U. S. Government Sponsored Enterprises	$2,474	3.15%	$22,271	4.30%	$495	5.10%	$—	0.00%	$25,240
State, County and Municipal - Tax Exempt (1)	—	0.00%	147	2.73%	3,999	3.68%	8,228	4.22%	12,374
State, County and Municipal - Taxable	—	0.00%	—	0.00%	477	4.62%	802	5.59%	1,279
Mortgage-backed Securities	—	0.00%	3,365	3.51%	5,183	4.30%	9,905	5.49%	18,453
Other Investments	—	0.00%	—	0.00%	250	6.25%	—	0.00%	250
Total	$2,474	3.15%	$25,783	4.19%	$10,404	4.16%	$18,935	4.94%	$57,596

(1)  Yield reflects taxable equivalent adjustments using a tax rate of 34 percent.

At December 31, 2006, we did not hold investment securities of any single issuer, other than obligations of the U.S. Government Sponsored Enterprises, whose aggregate book value exceeded ten percent of shareholders’ equity.

Deposits and Other Borrowings

Average deposits increased approximately $135.3 million during 2006, compared to an increase of approximately $108.5 million during 2005.  Average time deposits were $325.0 million during 2006 as compared to $217.2 million during 2005.  The increase in time deposits can be attributed to the issuance of wholesale time deposits (brokered and internet), the management team drawing customers away from other financial institutions, branching efforts and acquisition of Sapelo National Bank.  As a result of branch expansion plans and the acquisition of First Community Bank in January 2007, we anticipate that the deposits will continue to increase in 2007.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest bearing deposits	$25,981		$20,845		$15,223
Interest bearing demand deposits	61,376	3.04%	39,748	1.74%	30,149	0.95%
Savings	2,156	0.37%	1,422	0.56%	1,091	0.55%
Time deposits	325,014	4.67%	217,238	3.32%	124,303	2.29%

Total average deposits	$414,527	4.39%	$279,253	3.07%	$170,766	2.02%

Time deposits greater than $100,000 totaled $323.2 million at December 31, 2006, compared to $183.1 million at December 31, 2005.  We utilize wholesale time deposits (internet and brokered) as an alternative source for cost-effective funding.  We held approximately $264 million and $172 million in wholesale time deposits at December 31, 2006 and 2005, respectively.  The daily average balance of these brokered deposits totaled $216 million in 2006 as compared to $137 million in 2005.  The weighted average rates paid during 2006 and 2005 were 4.46% and 3.18%, respectively.  The weighted average interest rate on the deposits at December 31, 2006 and 2005 was 4.91% and 3.81%, respectively.

The following table set forth the scheduled maturities of time deposits greater than $100,000 and wholesale time deposits at December 31, 2006.

(Thousands)
$100,000 and greater:
3 months or less	$71,171
over 3 through 6 months	79,625
over 6 months through 1 year	130,980
over 1 year	41,468
Total outstanding certificates of deposit of $100,000 or more	$323,244

(Thousands)
Wholesale time deposits (brokered and internet):
3 months or less	$60,333
over 3 through 6 months	55,166
over 6 months through 1 year	108,935
over 1 year	39,693
Total wholesale time deposits	$264,127

Total borrowings from Federal Home Loan Bank advances increased approximately $15.5 million during 2006 compared to 2005 due to management minimizing the interest rate risk and meeting liquidity needs.  Total borrowings from Federal Home Loan Bank advances decreased approximately $3.0 million during 2005 compared to 2004 due to management using other alternatives to fund liquidity needs.  Additional information regarding Federal Home Loan Bank advances, including scheduled maturities, is provided in Note I in the consolidated financial statements.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On June 12, 2006, we closed a public offering with a total of 700,000 shares of common stock at a price of $30.00 per share.  We received net proceeds of $20.8 million after deducting offering expenses.  On December 15, 2006, we issued 305,695 shares with a closing price of $32.71 to the shareholders of Sapelo Bancshares, Inc. as part of the merger agreement.  As a result of the shares issued in the merger with Sapelo, stockholders’ equity increased by approximately $10.0 million.  At December 31, 2006, stockholders’ equity was $62.2 million versus $25.4 million at December 31, 2005. The increase in stockholders’ equity was primarily the result of the additional capital raised in the initial public offering and retention of earnings. We have not paid any cash dividends.

We are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well categorized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 follow:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$69,138,000	12.31%	$44,931,275	>8.0%	N/A	N/A
Bank	66,183,000	11.81%	44,831,837	>8.0%	56,039,797	>10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$62,117,000	11.06%	$22,465,461	>4.0%	N/A	N/A
Bank	59,163,000	10.55%	22,431,469	>4.0%	33,647,204	>6.0%

Tier I Capital To Average Assets
Consolidated	$62,117,000	9.84%	$25,250,813	>4.0%	N/A	N/A
Bank	59,163,000	9.38%	25,229,424	>4.0%	31,536,780	>5.0%

December 31, 2005

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$40,116,000	11.89%	$26,991,421	>8.0%	N/A	N/A
Bank	40,035,000	11.88%	26,959,596	>8.0%	33,699,495	>10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$34,427,000	10.21%	$13,487,561	>4.0%	N/A	N/A
Bank	35,885,000	10.65%	13,477,934	>4.0%	20,216,901	>6.0%

Tier I Capital To Average Assets
Consolidated	$34,427,000	8.88%	$15,507,658	>4.0%	N/A	N/A
Bank	35,885,000	9.26%	15,501,080	>4.0%	19,376,350	>5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at December 31, 2006.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At December 31, 2006, all of the Trust Preferred Securities qualifies as a Tier I capital.  For further information on our Trust Preferred Securities, see Note J in the consolidated financial statements.

Liquidity

We engage in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds.  Funding needs are met through loan repayments, net interest and fee income and through the acquisition of new deposits and the renewal of maturing deposits.  Each week, management monitors the loan commitments and evaluates funding options to retain and grow deposits. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside the immediate market area.

We have been successful in replacing maturing brokered deposits and do not expect to experience significant disintermediation as the brokered deposits mature.  To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established overnight borrowing for Federal Funds Purchased through various correspondent banks, lines of credit through the membership of the Federal Home Loan Bank program, and participatory relationships with correspondent banks. Management believes the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.  Our liquid assets consist of cash and due from accounts and federal funds sold.

Our liquid assets as a percentage of total deposits at December 31, 2006 and 2005 were 7.66% and 1.69%, respectively.  The ratio of liquid assets as a percentage of deposits increased primarily due to the 654.5% increase in cash and due from banks accounts and federal funds sold shown above.

We have the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $21.4 million.  At December 31, 2006, there were no federal funds purchased from other financial institutions.  We can borrow funds from the Federal Home Loan Bank, subject to eligible collateral of loans.  At December 31, 2006, our maximum borrowing capacity from the Federal Home Loan Bank was approximately $34.5 million and we had outstanding borrowings of $31.7 million leaving available unused borrowing capacity of $2.8 million.

Off-Balance Sheet Commitments

We are party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, which are agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance-sheet instruments.  At December 31, 2006, we had outstanding loan commitments approximately $83.9 million and standby letters of credit approximately $2.6 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Contractual Obligations

The following table is a summary of our commitments to extend credit as well as our contractual obligations, consisting of certificates of deposits and FHLB advances by contractual maturity date.

	2007	2008	2009	2010	2011 and After
	(Dollar amounts in thousands)
Certificates of deposit (1)	$376,292	$42,028	$1,209	$2,905	$964
FHLB borrowings	23,700	6,000	—	—	2,000
Commitments to extend credit	83,927	—	—	—	—
Standby letters of credit	2,584	—	—	—	—
Total commitments and contractual obligations	$486,503	$48,028	$1,209	$2,905	$2,964

(1)  Certificates of deposit give customers rights to early withdrawal.  Early withdrawals may be subject to penalties.  The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Interest Rate Sensitivity

Our primary market risk is exposure to interest rate movements.  We have no foreign currency exchange rate risk, commodity price risk, or any other material market risk.   We have no trading investment portfolio.

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements.  To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management.  We attempt to accomplish this objective by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals.  Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. Our interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates.  To effectively measure and manage interest rate risk, we use computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies.  These simulations cover the following financial instruments:  short-term financial instruments, investment securities, loans, deposits, and borrowings.  These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics.  Simulations are run under various interest rate scenarios to determine the impact on net income and capital.  From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  We also maintain an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates.  Any imbalances in the repricing opportunities at any point in time constitute a financial institution’s interest rate sensitivity.  An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap.

Intense competition in our markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward.  The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2006.  Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate.  Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.  Distribution of maturities for available for sale securities is based on amortized cost.  Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities that may be different from the contractual terms.  Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes all interest bearing demand deposit accounts, money market deposit accounts and savings accounts reprice within one year and the time deposits reprice within one to five years.

The interest rate sensitivity table presumes that all loans and securities will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and customer needs.  We monitor and adjust our exposure to interest rate risks within specific policy guidelines based on our view of current and expected market conditions.

We have established an asset/liability committee which monitors our interest rate sensitivity and makes recommendations to the board of directors for actions that need to be taken to maintain a targeted gap range. An analysis is made of our current cumulative gap each month by management and presented to the board quarterly for a detailed review.

The following table shows interest sensitivity gaps for these different intervals as of December 31, 2006:

	1-3	4-6	7-12	Over 1 Year	Over
	Months	Months	Months	thru 5 Years	5 Years
	(Dollars in Thousands)
Interest Rate Sensitive Assets:
Loans	$345,575	$34,532	$51,592	$96,265	$5,462
Securities	749	250	1,505	26,133	29,581
FHLB stock	—	—	—	—	2,328
Interest bearing deposits in other banks	259	—	—	—	—
Federal funds sold	29,522	—	—	—	—
Total Interest Rate Sensitive Assets	$376,105	$34,782	$53,097	$122,398	$37,371

Interest Rate Sensitive Liabilities:
Money market and NOW accounts	$94,942	$—	$—	$—	$—
Savings	4,201	—	—	—	—
Time deposits	96,157	110,166	169,678	47,066	330
Other borrowings	29,200	—	500	—	12,310
Total Interest Rate Sensitive Liabilities	$224,500	$110,166	$170,178	$47,066	$12,640
Interest Rate Sensitivity GAP	$151,605	$(75,384)	$(117,081)	$75,332	$24,731

Cumulative Interest Rate Sensitivity GAP	$151,605	$76,221	$(40,860)	$34,472	$59,203
Cumulative GAP as a % of total assets December 31, 2006	22.59%	11.36%	-6.09%	5.14%	8.82%

The interest rate sensitivity at December 31, 2006 indicates an asset-sensitive position in the three months or less period and the four months to six months period and a liability-sensitive position in the seven months to twelve months period. On a cumulative basis through one year, our rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $40.9 million or 6.1% of total assets. Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead; and, to the extent loans and other assets bear variable rates, the yields on such assets.  Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation.  Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.  If the Federal Reserve Board believes that the rate of inflation is likely to increase to undesired levels, its method of curbing inflation in the past has been to increase the interest rate charged on short-term federal borrowings.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items.  Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking business and our shareholders’ equity.  With respect to our mortgage banking business, mortgage originations and refinancing tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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

Interest rate risk represents the sensitivity of earnings to changes in interest rates.  As interest rates change, the interest income and expense associated with our interest sensitive assets and liabilities change, thereby impacting net interest income, the primary component of our earnings.  We utilize the results of both a static and dynamic gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates. The gap analysis projects net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period.  The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities.  The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down.  Given the scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates.  More specifically, the model forecasts a decline in net interest income of $1.6 million or -6.28%, as a result of a 200 basis point decline in rates.  The model also predicts a $1.7 million increase in net interest income, or 6.59%, as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by our guidelines.  The following chart reflects Atlantic Southern’s sensitivity to changes in interest rates as of December 31, 2006.  The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

The following sensitivity analysis is a modeling analysis, for which there is no input for growth or change in asset mix.  While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk: Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$23,579	$25,158	$26,817
$ change net interest income	(1,579)	—	1,659
% change net interest income	-6.28%	0.00%	6.59%

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

Item 8.            Financial Statements and Supplementary Data

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Southern Financial Group, Inc. and subsidiaries

We have audited the consolidated balance sheet of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2006 and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Atlantic Southern Financial Group, Inc. and subsidiary as of and for the years ended December 31, 2005 and 2004, were audited by other auditors whose report, dated January 10, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atlantic Southern Financial Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Atlantic Southern Financial Group, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Atlantic Southern Financial Group, Inc.’s internal control over financial reporting.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
March 12, 2007

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
Assets

Cash and due from banks	$13,130,014	$4,202,851
Interest-bearing deposits in other banks	259,463	129,543
Federal funds sold	29,522,000	1,450,000
Total cash and cash equivalents	42,911,477	5,782,394
Securities available for sale, at fair value	57,596,002	34,525,648
Federal Home Loan Bank stock, restricted, at cost	2,327,600	1,255,700
Loans held for sale	1,532,093	1,226,353
Loans, net of unearned income	533,128,702	331,440,956
Less - allowance for loan losses	(7,258,371)	(4,150,000)
Loans, net	525,870,331	327,290,956
Bank premises and equipment, net	17,425,344	9,140,566
Accrued interest receivable	5,570,115	2,709,386
Cash surrender value of life insurance	4,264,395	4,100,663
Goodwill and other intangible assets	10,600,276	—
Other assets	2,977,859	2,678,818
Total Assets	$671,075,492	$388,710,484

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$34,453,507	$21,599,726
Money market and NOW accounts	94,942,442	49,247,119
Savings	4,200,929	1,392,566
Time deposits	423,397,729	262,335,713
Total deposits	556,994,607	334,575,124
Federal Home Loan Bank advances	31,700,000	16,200,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	3,202,163	1,648,664
Accrued expenses and other liabilities	6,636,790	590,397
Total liabilities	608,843,560	363,324,185
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no outstanding shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 3,609,747 in 2006 and 2,604,052 in 2005	18,048,735	13,020,260
Paid-in capital surplus	37,806,852	12,047,356
Retained earnings	6,862,246	898,117
Accumulated other comprehensive income (loss)	(485,901)	(579,434)
Total shareholders’ equity	62,231,932	25,386,299
Total Liabilities and Shareholders’ Equity	$671,075,492	$388,710,484

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
 CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2006	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$35,574,765	$20,489,819	$10,040,299
Interest on securities:
Taxable income	1,552,231	837,106	456,286
Non - taxable income	259,111	124,085	38,292
Income on federal funds sold	373,029	112,472	35,866
Other interest and dividend income	114,556	60,123	20,186
Total interest and dividend income	37,873,692	21,623,605	10,590,929

Interest Expense:
Deposits	17,038,874	7,924,007	3,142,411
FHLB borrowings	1,117,319	548,978	212,221
Federal funds purchased	72,321	83,799	14,063
Junior subordinated debentures	744,289	400,148	—
Total interest expense	18,972,803	8,956,932	3,368,695

Net interest income	18,900,889	12,666,673	7,222,234
Provision for loan losses	1,670,997	1,493,050	1,376,596
Net interest income after provision for loan losses	17,229,892	11,173,623	5,845,638

Noninterest Income:
Service charges on deposit accounts	494,116	401,616	241,024
Other service charges, commissions and fees	104,392	76,072	46,221
Loss on sales / calls of investment securities	(9,753)	—	—
Mortgage origination income	666,443	441,284	40,771
Other income	438,551	267,445	58,521

Total noninterest income	1,693,749	1,186,417	386,537

Noninterest Expense:
Salaries	3,911,117	2,511,046	1,457,634
Employee benefits	1,407,670	951,194	519,906
Occupancy expense	756,081	385,836	201,824
Equipment rental and depreciation of equipment	436,261	275,405	184,330
Other expenses	3,598,663	2,240,252	1,268,277
Total noninterest expense	10,109,792	6,363,733	3,631,971

Earnings Before Income Taxes	8,813,849	5,996,307	2,600,204
Provision for income taxes	2,849,720	2,111,117	937,804
Net Earnings	$5,964,129	$3,885,190	$1,662,400

Earnings per share:
Basic	$1.97	$1.49	$0.71
Diluted	$1.77	$1.33	$0.67

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Paid-in		Other
	Number of	Common	Capital	Retained	Comprehensive
	Shares	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2003	1,355,102	$6,775,510	$7,971,768	$(308,779)	$(35,636)	$14,402,863
Net earnings	—	—	—	1,662,400	—	1,662,400
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(79,863)	(79,863)
Issuance of common stock	380,952	1,904,760	4,075,588	—	—	5,980,348
Balance, December 31, 2004	1,736,054	8,680,270	12,047,356	1,353,621	(115,499)	21,965,748
Net earnings	—	—	—	3,885,190	—	3,885,190
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(422,575)	(422,575)
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	(41,360)	(41,360)
Three-for-two stock split	867,998	4,339,990	—	(4,340,694)	—	(704)
Balance, December 31, 2005	2,604,052	13,020,260	12,047,356	898,117	(579,434)	25,386,299
Net earnings	—	—	—	5,964,129	—	5,964,129
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	127,720	127,720
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	(34,187)	(34,187)
Issuance of common stock for acquisition of Sapelo	305,695	1,528,475	8,470,808	—	—	9,999,283
Issuance of common stock in connection with stock offering, net of issuance cost of $211,312	700,000	3,500,000	17,288,688	—	—	20,788,688
Balance, December 31, 2006	3,609,747	$18,048,735	$37,806,852	$6,862,246	$(485,901)	$62,231,932

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
Net earnings	$5,964,129	$3,885,190	$1,662,400
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	183,762	(640,265)	(121,005)
Unrealized holding losses on derivative financial instruments classified as cash flow hedges	(51,798)	(62,667)	—
Reclassification adjustment for losses realized in net earnings	9,753	—	—
Total other comprehensive income (loss), before tax	141,717	(702,932)	(121,005)

Income taxes related to other comprehensive income (loss):
Unrealized holding (gains) losses on investment securities available for sale	(62,479)	217,690	41,142
Unrealized holding losses on derivative financial instruments classified as cash flow hedges	17,611	21,307	—
Reclassification adjustment for losses realized in net earnings	(3,316)	—	—
Total income taxes related to other comprehensive income (loss)	(48,184)	238,997	41,142
Total other comprehensive income (loss), net of tax	93,533	(463,935)	(79,863)
Total comprehensive income	$6,057,662	$3,421,255	$1,582,537

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net earnings	$5,964,129	$3,885,190	$1,662,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,670,997	1,493,050	1,376,596
Depreciation	544,564	338,701	221,305
Net amortization of securities	23,387	55,268	81,601
Loss on sales of other assets	9,907	—	—
Loss on sales / calls of investment securities	9,753	—	—
Deferred income tax expense	(480,991)	(519,146)	(375,367)
Changes in assets and liabilities, net of effects of purchase acquisition in 2006:
Loans held for sale	(305,740)	(335,824)	(890,529)
Change in cash surrender value of life insurance	(163,732)	(100,663)	—
Changes in accrued income and other assets	(1,749,759)	(2,996,666)	(696,792)
Changes in accrued expenses and other liabilities	262,640	1,884,970	287,146
Net cash provided by operating activities	5,785,155	3,704,880	1,666,360
Cash Flows from Investing Activities, net of effects of purchase acquisition in 2006:
Net change in loans to customers	(149,829,754)	(103,301,938)	(92,581,291)
Purchase of available for sale securities	(26,048,895)	(18,371,526)	(11,760,695)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	4,963,659	2,223,331	4,064,498
Proceeds from other investments	145,550	—	—
Purchase of FHLB stock	(790,000)	(69,100)	(886,600)
Cash received from Sapelo, net of cash paid of $406,828	20,400,914	—	—
Property and equipment expenditures	(4,495,113)	(4,870,490)	(1,788,611)
Purchase of cash surrender value of life insurance	—	(4,000,000)	—
Proceeds from sales of assets	11,760	—	—
Net cash used in investing activities	(155,641,879)	(128,389,723)	(102,952,699)
Cash Flows from Financing Activities, net of effects of purchase acquisition in 2006:
Net change in deposits	155,407,119	113,326,940	81,028,172
Proceeds from federal funds purchased	(1,210,000)	—	—
Advances on FHLB borrowings	21,180,000	(3,000,000)	13,200,000
Payments on FHLB borrowings	(9,180,000)	—	—
Proceeds from junior subordinated debentures	—	10,310,000	—
Proceeds from issuance of common stock, net of issuance cost of $211,312	20,788,688	—	5,980,348
Payment for fractional shares	—	(704)	—
Net cash provided by financing activities	186,985,807	120,636,236	100,208,520
Net Increase (Decrease) in Cash and Cash Equivalents	37,129,083	(4,048,607)	(1,077,819)
Cash and Cash Equivalents, Beginning of Year	5,782,394	9,831,001	10,908,820
Cash and Cash Equivalents, End of Year	$42,911,477	$5,782,394	$9,831,001

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.               Reporting Entity – Atlantic Southern Bank (formerly known as New Southern Bank) (the “Bank”) began operations on December 10, 2001 and operates as a state chartered bank in seven banking locations in the middle Georgia markets of Macon and Warner Robins and six locations in the coastal markets of Savannah, Darien, Brunswick and St. Simons Island, Georgia.  At the April 27, 2004 Annual Meeting of Shareholders, the shareholders approved the proposal to reorganize the Bank into a holding company structure by virtue of a share exchange whereby each share of Bank common stock issued and outstanding was to be converted into and exchanged for the right to receive one share of Atlantic Southern Financial Group, Inc.’s (the “Company”) common stock. The Company was organized by the Bank for the purpose of serving as its holding company. The share exchange was consummated on January 3, 2005.

The consolidated financial statements include the accounts of the Company and the Bank.  All intercompany accounts and transactions have been eliminated in consolidation.

The Bank is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan areas the Bank serves.  Through Atlantic Southern Bank, the Company specializes in commercial real estate and small business lending.  The Bank offers a range of lending services, of which some are secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings.  Primarily, the Bank makes loans to small and medium-sized businesses; however, the Bank also makes loans to consumers for a variety of purposes.  The Bank’s principal source of funds for loans and investing in securities is time deposits, including out-of-market certificates of deposits and core deposits.  The Bank offers a wide range of deposit services including checking, savings, money market accounts and certificates of deposit.

2.               Reclassifications – Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

3.               Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Interest bearing deposits in other companies with original maturities of less than three months are included.

4.               Securities - The classification of securities is determined at the date of purchase.  Gains or losses on the sale of securities are recognized on a specific identification basis.

Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net-of-tax effect) excluded from earnings and reported as a component of shareholders’ equity.  Securities available for sale will be used as a part of the Bank’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and other factors.

5.       Federal Home Loan Bank Stock – Federal Home Loan Bank Stock has no readily determinable fair value and sales are restricted.  These investments are carried at cost, which approximates fair value.

6.       Derivative Instruments and Hedging Activities – The Bank’s interest rate risk management strategy incorporates the limited use of derivative instruments to minimize fluctuations in net earnings that are caused by interest rate volatility. The Bank’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Bank views this strategy as a prudent management of interest rate sensitivity, such that net earnings is not exposed to undue risk presented by changes in interest rates.

In carrying out this part of its interest rate risk management strategy, the Bank uses interest rate floors as cash flow hedges. Interest rate floors generally protect the holder from declines in short-term interest rates by making a payment to the holder when the underlying interest rate (the “index” or reference interest rate) falls below a specified strike rate (the “floor rate”).  Floors are purchased at a premium and typically have maturities between one and seven years.  Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index.  When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge.  This strategy is referred to as a cash flow hedge.

By using derivative instruments, the Bank is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay the Bank, and, therefore, creates a repayment risk for the Bank.  When the fair value of a derivative contract is negative, the Bank is obligated to pay the counterparty and, therefore, it has no repayment risk.  The Bank minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Bank.  From time to time, the Bank may require the counterparties to pledge securities as collateral to cover the net exposure.

The Bank’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of the asset/liability and treasury functions.  The Company’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements.  The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception.  The change in fair value of instruments used as fair value hedges is accounted for in the net earnings of the period simultaneous with accounting for the fair value change of the item being hedged.  The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net earnings.  The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the net earnings of the period of the change.

Approximately 59% of the Company’s loans contained contractual floors at December 31, 2006 compared to 63% at December 31, 2005, and the Company had cash flow hedges with a notional amount of approximately $20 million for the purpose of added protection to the Company in the event of declining interest rates.  The Company recorded a liability of approximately $114 thousand for the fair value of these instruments at December 31, 2006 compared to approximately $63 thousand for the fair value of these instruments at December 31, 2005.  No hedge ineffectiveness from cash flow hedges was recognized in the statement of earnings.  All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

7.               Loans and Interest Income – Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discount and a valuation allowance for possible loan losses.  Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination fees, net of direct loan origination costs, are deferred and recognized as an adjustment of the yield over the life of the loans using a method which approximates a level yield.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

The Bank’s policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

8.               Loans Held For Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.  These loans are sold on a non-recourse basis.

9.               Allowance for Loan Losses – The allowance for loan losses is available to absorb losses inherent in the credit extension process.  The entire allowance is available to absorb losses related to the loan portfolio and other extensions of credit.  Credit exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.

The loan portfolio is reviewed periodically to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require the Bank to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories.  Grades five through eight are assigned allocations of loss based on management’s estimate of potential loss, which is generally based on discounted, collateral deficiencies or loss percentages by grade used by the federal bank regulators.  Loans graded one through four are stratified by type and allocated loss ranges based on peer group loss experience, regulatory guidelines and the Bank’s loss history.  The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

Management uses an outsourced independent loan review specialist on a quarterly basis to corroborate and challenge the internal loan grading system and methods used to determine the adequacy of the allowance for loan losses.

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

As the loan portfolio matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation.  As a result, future results could differ from the loan loss results reflected in this analysis.

10.         Premises and Equipment – Premises and equipment are stated at cost, less accumulated depreciation.  Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method.  Costs of major additions and improvements, including interest are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

11.         Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price for bank acquisitions over the fair value of the net assets acquired.  Goodwill is tested annually for impairment unless events or circumstances arise that would indicate the need for more frequent testing.  The impairment tests are performed at the reporting level which in the Bank’s case is effectively the entire entity.  There were no goodwill impairment losses in the financial statements.  As of December 31, 2006, the Company acquired $8,493,604 in goodwill from the purchase of Sapelo Bancshares, Inc. (“Sapelo”).

Also in connection with the Sapelo acquisition, the Company recorded a core deposit intangible representing the value of the acquired core deposit base.  Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on a straight-line basis not exceeding ten years.  The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization.  As of December 31, 2006, the Company had recorded $2,106,672 in core deposit intangibles.

12.         Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

13.         Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

14.         Share-Based Payments – The Company sponsored a stock-based compensation plan which is described more fully in Note L.  The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (R) on January 1, 2006.  SFAS No. 123 (R), Share-Based Payment, requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) became effective for periods beginning after December 15, 2005.  The Company will recognize compensation expense for all awards granted after the effective date.  For awards before 2006, no future compensation expense will be recognized based on the Company’s selection of the Minimum Value method to measure the fair value of the previous grants.

Prior to the adoption of SFAS 123 (R), the Company followed the provisions outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”, which encouraged all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, SFAS No. 123 also allowed an entity to continue to measure compensation expense for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Company’s stock option plan had no intrinsic value at the grant date, and under Opinion No. 25 no compensation expense was recognized.

15.         Earnings Per Common Share – Basic earnings per share represents income allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2006	2005	2004
Weighted average number of common shares outstanding	3,031,996	2,604,052	2,343,982
Effect of dilutive options, warrants, etc.	335,069	307,878	149,265
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	3,367,065	2,911,930	2,493,247

16.         Comprehensive Income – Other comprehensive income for the Company consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and the net of tax effect of changes in the fair value of cash flow hedges.

17.       Recent Accounting Pronouncements - In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statements.  FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized.  This interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption.  The Company has completed an assessment of the impact and has determined that no adjustment to the Company’s tax accounts is necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this statement may change how fair value is determined.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The financial statement impact is not expected to be material to the Company’s financial position, results of operations or disclosures.

In June 2006, the Emerging Issues Task Force (“EITF”) released EITF Issue 06-05, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, ‘Accounting for Purchases of Life Insurance.’  This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  The consensuses are effective for fiscal years beginning after December 15, 2006.  The adoption of Issue 06-05 will not have a material impact on the Company’s financial position or results of operations.

B.            MERGERS AND ACQUISITIONS

On December 15, 2006, the Company consummated an agreement to acquire all of the outstanding shares of Sapelo Bancshares, Inc. (“Sapelo”) for $15.4 million with a combination of stock and cash plus certain acquisition costs totaling $406,828.  Under the terms of the merger agreement, the Company issued, and shareholders of Sapelo were entitled to receive their pro rata portion of $6,239,972 and 305,695 shares of Atlantic Southern common stock.  Sapelo was a bank holding company with one subsidiary, Sapelo National Bank, based in Darien, Georgia.  Sapelo had total assets of $77.7 million, including total loans of $52 million and total investments of $1.8 million.  Additionally, Sapelo had $66.7 million in deposits.  The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $8.5 million, none of which will be deductible for income tax purposes.  Operations of Sapelo are included in the consolidated statements of earnings since its acquisition.

In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$89,481,161
Fair value of liabilities assumed	73,752,570

Cash and common stock consideration to be given	15,728,591
Stock issued to Sapelo shareholders	9,999,283
Amount paid through December 31, 2006	406,828
Amount payable at December 31, 2006	$5,322,480

C.            RESERVE REQUIREMENTS

At December 31, 2006 and 2005, the Federal Reserve Bank required that the Bank maintain reserve balances of $3,584,000 and $975,000, respectively.

D.            INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent.  The following table reflects the amortized cost and estimated fair values of investments in debt securities.  All investments as of December 31, 2006 and 2005 are classified as available for sale.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2006
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$25,476,094	$37,409	$(273,101)	$25,240,402
State and political subdivisions	13,792,240	49,745	(189,043)	13,652,942
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	39,518,334	87,154	(462,144)	39,143,344
Mortgage backed securities	18,699,413	74,708	(321,463)	18,452,658
Total	$58,217,747	$161,862	$(783,607)	$57,596,002
December 31, 2005
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$18,925,799	$—	$(389,022)	$18,536,777
State and political subdivisions	5,210,167	12,537	(109,657)	5,113,047
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	24,385,966	12,537	(498,679)	23,899,824
Mortgage backed securities	10,954,946	5,313	(334,435)	10,625,824
Total	$35,340,912	$17,850	$(833,114)	$34,525,648

The amortized cost and fair values of pledged securities for public deposits were as follows:

	December 31,
	2006	2005
Amortized cost	$6,024,278	$2,126,530
Fair value	$5,903,941	$2,067,986

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2006, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed securities:
Due in one year or less	$2,504,280	$2,473,542
Due after one year through five years	22,622,851	22,418,290
Due after five years through ten years	5,311,840	5,221,881
Due after ten years	9,079,363	9,029,631
Total non-mortgage backed securities	$39,518,334	$39,143,344

The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date.  Security losses (or gains) are realized only in the event of dispositions prior to maturity.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2006
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$(23,484)	$3,461,954	$(249,617)	$16,202,764
State and political subdivisions	(98,913)	6,504,829	(90,130)	2,919,307
Total non-mortgage backed debt securities	(122,397)	9,966,783	(339,747)	19,122,071
Mortgage backed securities	(7,804)	933,132	(313,659)	8,814,608
Total	$(130,201)	$10,899,915	$(653,406)	$27,936,679

	December 31, 2005
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$(154,871)	$9,271,565	$(234,151)	$9,265,212
State and political subdivisions	(62,466)	3,216,051	(47,192)	977,738
Total non-mortgage backed debt securities	(217,337)	12,487,616	(281,343)	10,242,950
Mortgage backed securities	(118,239)	5,145,073	(216,195)	5,044,926
Total	$(335,576)	$17,632,689	$(497,538)	$15,287,876

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

At December 31, 2006, seventy-four debt securities have unrealized losses with aggregate depreciation of 1.3% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The following summarizes securities sales activities for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Proceeds from sales	$491,415	$—	$497,500

Gross gains on sales	$—	$—	$—
Gross losses on sales	9,753	—	—

Net (losses) gains on sales of securities	$(9,753)	$—	$—

Income tax (benefit) expense attributable to sales	$(3,316)	$—	$—

E.            LOANS

The following is a summary of the loan portfolio by purpose code categories:

	December 31,
	2006	2005

Commercial	$54,897,516	$40,194,163
Real estate - commercial	192,875,634	99,308,855
Real estate - construction	224,539,546	146,304,650
Real estate - mortgage	54,003,595	43,669,839
Obligations of political subdivisions in the U.S.	1,728,047	—
Consumer	5,381,646	2,332,317
Total Loans	533,425,984	331,809,824
Less:
Unearned loan fees	(297,282)	(368,868)
Allowance for loan losses	(7,258,371)	(4,150,000)
Loans, net	$525,870,331	$327,290,956

F.    ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses of the Bank is as follows:

	December 31,
	2006	2005	2004
Beginning Balance	$4,150,000	$2,800,000	$1,555,000
Add:
Provision for possible loan losses	1,670,997	1,493,050	1,376,596
Allowance from purchase acquisition	1,600,583	—	—
Subtotal	7,421,580	4,293,050	2,931,596
Less:
Loans charged off	272,494	150,000	131,596
Recoveries on loans previously charged off	(109,285)	(6,950)	—
Net loans charged off	163,209	143,050	131,596
Balance, end of year	$7,258,371	$4,150,000	$2,800,000

G.    PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Bank:

		December 31,
	Useful Lives (Years)	2006	2005
Land		$5,077,137	$2,758,667
Banking house and improvements	8-40	7,826,709	4,052,826
Furniture and fixtures	5-10	3,734,325	1,954,729
Construction in progress		1,955,349	1,143,094
Automobiles	5	128,556	71,734
Total		18,722,076	9,981,050
Less - accumulated depreciation		(1,296,732)	(840,484)
Bank premises and equipment, net		$17,425,344	$9,140,566

Depreciation included in operating expenses amounted to $544,564, $338,701 and $221,305 in 2006, 2005 and 2004, respectively.

The Company entered into construction contracts during the year to build a branch office in Rincon, Georgia and a corporate center in Macon, Georgia.  These construction contracts total approximately $4.9 million.  The Company has capitalized $1.1 million in relation to these contracts which is included in construction in progress at December 31, 2006.  The Company has a commitment of $3.8 million in relation to the construction contracts.  Construction on the Rincon office is expected to be completed during the first quarter of 2007, and the corporate center construction is expected to be completed during the third quarter of 2007.

H.           DEPOSITS

The aggregate amount of time deposits exceeding $100,000 at December 31, 2006 and 2005 was $323,244,488 and $183,069,639, respectively.

The scheduled maturities of time deposits at December 31, 2006 are as follows:

December 31, 2006
2007	$376,291,523
2008	42,028,303
2009	1,208,688
2010	2,904,899
2011	634,316
2012	330,000
Total time deposits	$423,397,729

The Bank held $264,126,830 and $171,869,485 in wholesale time deposits (internet and brokered) at December 31, 2006 and 2005, respectively.  The daily average balance of these wholesale deposits totaled $216 million in 2006 as compared to $137 million in 2005.  The weighted average rates paid during 2006 and 2005 were 4.46% and 3.18%, respectively.  The weighted average interest rate on the wholesale deposits at December 31, 2006 and 2005 was 4.91% and 3.81%, respectively.  The deposits outstanding at December 31, 2006 mature as follows:

December 31, 2006
2007	$224,433,830
2008	37,535,000
2009	—
2010	2,158,000
Total wholesale time deposits (internet and brokered)	$264,126,830

Brokerage fees that the Bank has paid related to the brokered time deposits which are included in the interest expense for deposits amounted to $521,002, $329,343 and $127,650 in 2006, 2005 and 2004, respectively.

I.                BORROWINGS

From time to time, short-term borrowings in the form of Federal funds purchased are used to meet liquidity needs.  The Bank’s available Federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	December 31,
	2006	2005
Federal funds purchased lines available	$21,400,000	$17,450,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) at December 31, 2006 as follows:

	December 31, 2006
	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.52%	July 7, 2008	$6,000,000
Three month Libor plus eight basis points, current rate 4.58%	June 18, 2007	5,000,000
Daily Rate, current rate 5.50%	May 18, 2007	5,200,000
Prime Based Advance, current rate 5.45%	April 20, 2007	6,000,000
Fixed Rate at 5.37%	February 28, 2007	6,000,000
Three month Libor, current rate 5.51%	February 1, 2007	1,000,000
Fixed Rate at 4.07%	October 18, 2007	500,000
Fixed Rate at 5.68%	May 24, 2013	1,000,000
Fixed Rate at 5.69%	June 9, 2016	1,000,000
Total		$31,700,000

Stock in the FHLB with a carrying value of $2,327,600 at December 31, 2006 and a blanket lien on residential, multifamily and commercial loans with a carrying value of approximately $57,721,000 secure the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect.

The Bank had advances from the FHLB at December 31, 2005 as follows:

	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.52%	July 7, 2008	$6,000,000
Three month Libor plus eight basis points, current rate 4.58%	June 18, 2007	5,000,000
One month Libor plus five basis points, current rate 4.42%	October 20, 2006	5,200,000
Total		$16,200,000

Stock in the FHLB with a carrying value of $1,255,700 at December 31, 2005 and a blanket lien on residential, multifamily and commercial loans with a carrying value of approximately $27,119,000 secure the current advances.

J.               JUNIOR SUBORDINATED DEBENTURES

On April 28, 2005, New Southern Statutory Trust I (“NST”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of NST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of NST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of three month LIBOR plus 205 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2006 and 2005, the outstanding principal balance of the junior subordinated debentures was $10,310,000.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Trust Preferred Securities are redeemable prior to the maturity date of June 15, 2035 at the option of the Company on or after March 2009 at par, on or after June, 2005 at a premium, or upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.

In accordance with FASB Interpretation No. 46, New Southern Statutory Trust I is not consolidated with the Company. Accordingly, the Company does not report the securities issued by New Southern Statutory Trust I as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by New Southern Statutory Trust I, as these are no longer eliminated in consolidation. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, and subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

K.            INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31
	2006	2005	2004
Current tax expense	$3,330,711	$2,630,263	$1,313,171
Deferred tax benefit	(480,991)	(519,146)	(375,367)
Provision for income taxes	$2,849,720	$2,111,117	$937,804

The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate (34%) are as follows:

	Years Ended December 31
	2006	2005	2004
Tax on pretax income at statutory rate	$2,996,708	$2,038,734	$884,069
State income taxes, net of federal benefit	277,850	210,156	112,533
Income tax credits	(160,799)	—	—
Non-deductible expenses	52,809	24,933	13,714
Tax-exempt interest income	(88,098)	(50,581)	(15,570)
Life insurance income	(58,570)	(35,918)	—
Other	(170,180)	(76,207)	(56,942)
Total	$2,849,720	$2,111,117	$937,804

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets (liabilities) are as follows:

	December 31,
	2006	2005	2004
Deferred Income Tax Assets:
Unrealized losses on securities available for sale	$250,311	$298,496	$59,500
Allowance for loan losses	2,692,919	1,462,592	1,091,708
Organizational costs	—	14,046	32,366
Deferred Compensation	107,937	—	—
Other	8,298	—	—
Less - valuation allowance	—	—	(112,409)
Total deferred tax assets	3,059,465	1,775,134	1,071,165
Deferred Income Tax Liabilities:
Bank premises and equipment	(1,270,874)	(335,131)	(355,038)
Core deposit intangible	(800,535)	—	—
Total deferred tax liabilities	(2,071,409)	(335,131)	(355,038)
Net deferred tax asset	$988,056	$1,440,003	$716,127

L.             EMPLOYEE BENEFIT PLANS

Defined Contribution Plan - The Bank has a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements.  Matching contributions to the plan are at the discretion of the Board of Directors.  The Company’s matching contributions related to the plan totaled approximately $94,000, $66,000 and $35,000 in 2006, 2005 and 2004, respectively.

Officer and Organizer Stock Option Plan – The Company has a stock incentive plan which provides incentive stock options of up to 120,000 shares to be made available to officers of the Company.  The stock options are exercisable beginning December 10, 2001 and ending on the tenth anniversary of the grant date, subject to continued employment of the officers.  No option granted under the plan may be exercised more than ten years after the date on which the option is granted.

In addition, the Company granted stock warrants to its organizers to purchase an aggregate of 324,000 shares of the Company’s common stock.  The warrants were offered to the organizers to encourage their substantial long-term investment in the Company. The organizers’ rights under the warrants vest in annual one-third increments over a period of three years, beginning on the first anniversary of the date the Company first issued its common stock and will be exercisable after the vesting date at an exercise price of $6.67 per share.  As of December 31, 2006, all of the warrants were fully vested.  The warrants will expire ten years after they are issued.  The organizer warrants are not transferable.

A summary of the status of the Company’s stock option plan is presented below:

	December 31,
	2006			2005			2004
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value	Shares	Price	Value

Outstanding at beginning of year	105,000	$7.40		105,000	$7.40		105,000	$7.40
Granted	—	—		—	—		—	—
Exercised	—	—		—	—		—	—
Forfeited	—	—		—	—		—	—
Outstanding at end of year	105,000	$7.40	$2,740,043	105,000	$7.40	$1,768,793	105,000	$7.40	$412,193
Options exercisable at year-end	89,286	$7.30	$2,339,615	69,252	$7.28	$1,175,504	49,218	$7.24	$201,392

Salary Continuation Plan - During the second quarter of 2005, the Bank established a Salary Continuation Agreement for its President and certain executive officers whereby benefits are payable at age fifty to sixty-seven for a period of twelve to fifteen years after retirement.  The present value of the estimated liability is being accrued over the expected remaining years of employment.  The Bank expensed under this plan approximately $161,698 and $22,340 for 2006 and 2005, respectively.

The Bank is the owner and beneficiary of life insurance policies purchased during the second quarter of 2005 on the lives of the President and certain key officers.  The Bank intends to use these policies to fund the Salary Continuation Plan described above.  The carrying value of the policies was approximately $4,264,395 at December 31, 2006 as compared to approximately $4,100,663 at December 31, 2005. The Bank accrued income of $163,732 and $100,663 for 2006 and 2005, respectively, for the increase in the cash surrender value of these policies.

M.   LIMITATION ON DIVIDENDS

The Board of Directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval from the Bank’s regulatory agency if the following conditions are met:

•                  Total classified assets at the most recent examination of the Bank do not exceed eighty (80) percent of equity capital.

•                  The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year’s net earnings.

•                  The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.

As of January 1, 2007, the amount available for payment of dividends by the Bank to the Company without regulatory consent was approximately $3,178,000, subject to maintaining the minimum capital requirements by the Bank.  As a result of this restriction, at December 31, 2006, approximately $66,100,000 of the Company’s investment in the Bank is restricted as to dividend payments from the Bank to the Company.  Dividends from the Bank are the primary source of funds for the Company.

N.    COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank does require collateral or other security to support financial instruments with credit risk.

	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$83,927,000	$37,396,000
Standby letters of credit	2,584,000	1,654,000
Total	$86,511,000	$39,050,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  All letters of credit are due within one year of the original commitment date.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

O.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors.  These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of activity during 2006 with respect to such loans to these individuals:

Balances at Beginning of Year	$10,059,042
New loans	12,223,431
Repayments	(7,935,453)
Balances at End of Year	$14,347,020

The Bank also had deposits from these related parties of approximately $5,544,000 at December 31, 2006 and approximately $5,560,000 at December 31, 2005.

One of the directors of the Company owns a construction company that is currently building one branch and remodeling another branch.  As of December 31, 2006, the Bank had a contract with the construction company for approximately $1.8 million on the building of a new branch.  The Company still has a commitment of approximately $1.2 million for the completion of the new branch.  The Bank paid approximately $864,000 to the company in 2006 for both the construction of a new branch and the remodeling of another branch.  The director was not a related party of the Company during 2005 and 2004.  In the opinion of management, all of the transactions entered into by the Bank with related parties do not present unfavorable features to the Company or its subsidiary.

P.    DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

Interest and Income Taxes – Cash paid for interest and income taxes were as follows:

	Years Ended December 31,
	2006	2005	2004
Interest on deposits and borrowings	$17,419,304	$7,971,963	$3,292,949
Income taxes, net	$3,758,000	$2,657,000	$1,363,500

Other Non-Cash Transactions – Other non-cash transactions relating to investing and financing activities were as follows:

	Years Ended December 31,
	2006	2005	2004
Changes in unrealized gain/loss on investments, net of tax effect	$127,720	$(422,575)	$(79,863)
Changes in fair value of derivative for cash flow hedges, net of tax effect	$(34,187)	$(41,360)	$—

The non-cash investing activities associated with the acquisition of Sapelo are presented in Note B.

Q.    CREDIT RISK CONCENTRATION

The Bank grants residential and commercial real estate loans and extensions of credit to individuals and a variety of businesses and corporations primarily located in its general trade area and surrounding counties of Bibb, Houston, Effingham, Chatham, McIntosh and Glynn Counties, Georgia.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Commercial and standby letters of credit were granted primarily to commercial borrowers.  The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.  However, the Bank does have concentrations, as defined by bank regulatory authorities, in construction and land development lending.  As of December 31, 2006, the Bank’s two largest credit relationships consisted of loans and loan commitments with an aggregate total credit exposure of $36.6 million, including $2.2 million in unfunded commitments, and $34.4 million in balances outstanding.  Both of these customers were underwritten in accordance with the Bank’s credit quality standards and structured to minimize potential exposure to loss.

The Bank maintains its cash balances in various financial institutions.  Accounts at each institution are secured by the Federal Deposit Insurance Company up to $100,000.  Uninsured balances aggregate to $2,588,897 at December 31, 2006.

R.    FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practicable to estimate that value.  The assumptions used in the estimation of the fair value of Bank’s financial instruments are detailed below.  Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques.  The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following disclosures should not be considered as representative of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Cash Equivalents - For cash, due from banks, federal funds sold and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale - Fair values for investment securities are based on quoted market prices.

Federal Home Loan Bank Stock – For Federal Home Loan Bank Stock, the carrying value is a reasonable estimate of fair value.

Loans and Mortgage Loans Held for Sale - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance – For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances - The fair value of the Bank’s fixed rate borrowings are estimated using discounted cash flows, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures – For junior subordinated debentures, the carrying value is a reasonable estimate of fair value.

Interest Rate Contracts — The fair value of interest rate contracts is obtained from dealer quotes.  These values represent the amount the Company would receive to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Commitments to Extend Credit and Standby Letters of Credit — Because commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated fair value associated with these instruments are immaterial.

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, brokerage network, premises and equipment and goodwill and other intangibles.  The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$42,911,477	$42,911,477	$5,782,394	$5,782,394
Securities available for sale	57,596,002	57,596,002	34,525,648	34,525,648
Federal Home Loan Bank Stock	2,327,600	2,327,600	1,255,700	1,255,700
Loans held for sale	1,532,093	1,532,093	1,226,353	1,226,353
Loans, net of unearned income	533,128,702	531,628,623	331,440,956	332,111,000
Cash surrender value of life insurance	4,264,395	4,264,395	4,100,663	4,100,663
Liabilities:
Deposits	556,994,607	558,538,546	334,575,124	330,637,000
FHLB borrowings	31,700,000	31,760,774	16,200,000	16,200,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Interest rate contracts	114,465	114,465	62,667	62,667

S.     OPERATING EXPENSES

Components of other operating expenses greater than 1% of total interest income and other income are as follows:

	Years Ended December 31,
	2006	2005	2004
Advertising	$344,680	$225,680	$130,183
Data processing	283,312	231,282	178,416

T.    REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.  As of December 31, 2006, the most recent notification from the bank regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$69,138,000	12.31%	$44,931,275	>8.0%	N/A	N/A
Bank	66,183,000	11.81%	44,831,837	>8.0%	56,039,797	>10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$62,117,000	11.06%	$22,465,461	>4.0%	N/A	N/A
Bank	59,163,000	10.55%	22,431,469	>4.0%	33,647,204	>6.0%

Tier I Capital To Average Assets
Consolidated	$62,117,000	9.84%	$25,250,813	>4.0%	N/A	N/A
Bank	59,163,000	9.38%	25,229,424	>4.0%	31,536,780	>5.0%

December 31, 2005

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$40,116,000	11.89%	$26,991,421	>8.0%	N/A	N/A
Bank	40,035,000	11.88%	26,959,596	>8.0%	33,699,495	>10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$34,427,000	10.21%	$13,487,561	>4.0%	N/A	N/A
Bank	35,885,000	10.65%	13,477,934	>4.0%	20,216,901	>6.0%

Tier I Capital To Average Assets
Consolidated	$34,427,000	8.88%	$15,507,658	>4.0%	N/A	N/A
Bank	35,885,000	9.26%	15,501,080	>4.0%	19,376,350	>5.0%

U.            SUBSEQUENT EVENTS

On September 15, 2006, the Company announced the signing of a definitive agreement to acquire First Community Bank, a community bank headquartered in Roberta, Georgia, with approximately $70 million in assets, $50 million in loans, $58 million in deposits and $8.2 million in stockholders’ equity as of December 31, 2006.  With the acquisition of First Community Bank, the Company will be able to expand their presence in the middle Georgia area.  First Community Bank operates three full service banking offices in Crawford, Bibb and Peach counties of Georgia.  The transaction was completed as of January 31, 2007 and each share of First Community Bank common stock outstanding was converted into the right to receive 0.742555 shares of Atlantic Southern common stock.  The Company will pay an aggregate of approximately $18.6 million in Atlantic Southern common stock to First Community Bank stockholders.  Even though the acquisition was accounted for as a purchase, the final numbers relating to goodwill have not been finalized as of the current date.  The results of operations for 2006 do not include the results of operations for First Community Bank.

V.    SEGMENT REPORTING

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

W.   UNAUDITED QUARTERLY DATA

The supplemental quarterly financial data for the years ended December 31, 2006 and 2005 is summarized as follows:

Unaudited Quarterly Data

	Year Ended December 31, 2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$11,286,337	$10,187,722	$8,838,049	$7,561,584
Interest expense	(6,357,812)	(4,978,865)	(4,168,612)	(3,467,514)
Net interest income	4,928,525	5,208,857	4,669,437	4,094,070
Provision for loan losses	(281,997)	(468,000)	(483,000)	(438,000)
Net earnings	1,864,812	1,678,031	1,360,932	1,060,354
Net earnings per share - basic	$0.57	$0.51	$0.48	$0.41
Net earnings per share - diluted	$0.52	$0.46	$0.43	$0.36

	Year Ended December 31, 2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$6,657,684	$5,851,967	$4,991,064	$4,122,890
Interest expense	(3,222,662)	(2,394,478)	(1,925,127)	(1,414,665)
Net interest income	3,435,022	3,457,489	3,065,937	2,708,225
Provision for loan losses	(406,050)	(247,000)	(345,000)	(495,000)
Net earnings	1,241,003	1,151,611	869,896	622,680
Net earnings per share - basic	$0.48	$0.44	$0.33	$0.24
Net earnings per share - diluted	$0.43	$0.40	$0.31	$0.22

X.   CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Condensed parent company financial information on Atlantic Southern Financial Group, Inc. is as follows:

CONDENSED BALANCE SHEETS

	As of December 31,
	2006	2005
Assets
Cash	$71,456	$93,125
Investment in subsidiary, at equity in underlying net assets	69,278,401	35,306,325
Other investments	454,719	310,000
Accrued income and other assets	8,234,277	71,070
Total Assets	$78,038,853	$35,780,520
Liabilities
Junior subordinated debentures	$10,310,000	$10,310,000
Other expenses and accrued liabilities	5,496,921	84,221
Total Liabilities	15,806,921	10,394,221
Shareholders’ Equity
Preferred stock, authorized 2,000,000 shares, no outstanding shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 3,609,747 in 2006 and 2,604,052 in 2005	18,048,735	13,020,260
Additional paid-in capital surplus	37,806,852	12,047,356
Retained earnings	6,862,246	898,117
Accumulated other comprehensive income (loss)	(485,901)	(579,434)
Total shareholders’ equity	62,231,932	25,386,299
Total Liabilities and Shareholders’ Equity	$78,038,853	$35,780,520

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005
Revenues
Dividend Income	$7,822,260	$411,130
Operating Expenses
Interest Expense	744,289	400,148
Other	183,242	123,832
Total operating expenses	927,531	523,980
Earnings (loss) before taxes and equity in undistributed earnings of subsidiary	6,894,729	(112,850)
Income tax benefit	512,620	193,528
Earnings before equity in undistributed earnings of subsidiary	7,407,349	80,678
(Distributions in excess of earnings) equity in undistributed earnings of subsidiary	(1,443,220)	3,804,512
Net earnings	$5,964,129	$3,885,190

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Cash flows from operating activities
Net earnings	$5,964,129	$3,885,190
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Distributions in excess of earnings (equity in undistributed earnings) of subsidiary	1,443,220	(3,804,512)
Change in dividend receivable from subsidiary bank	(7,500,000)	—
Changes in accrued income and other assets	(663,207)	(381,070)
Changes in accrued expenses and other liabilities	497,048	394,221
Net cash (used in) provided by operating activities	(258,810)	93,829
Cash flows from investing activities
Capital injection to subsidiary	(20,000,000)	(10,000,000)
Cash paid for Sapelo	(406,828)	—
Purchase of other investments	(144,719)	(310,000)
Net cash used in investing activities	(20,551,547)	(10,310,000)
Cash flows from financing activities
Proceeds from junior subordinated debentures	—	10,310,000
Proceeds from issuance of common stock, net of issuance cost of $211,312	20,788,688	—
Payment for fractional shares	—	(704)
Net cash provided by financing activities	20,788,688	10,309,296
Net decrease in cash and cash equivalents	(21,669)	93,125
Cash and cash equivalents at beginning of year	93,125	—
Cash and cash equivalents at end of year	$71,456	$93,125

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding our Change in Accountants is set forth in the Current Report filed by Atlantic Southern on Form 8-K on March 15, 2006, and is herein incorporated by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff on the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance in June 2004 (and revised on October 6, 2004), management determined that it would exclude Sapelo Bancshares, Inc. (“Sapelo”) from the scope of its assessment of internal control over financial reporting as of December 31, 2006.  Sapelo was acquired by the Company on December 15, 2006.  Sapelo represented approximately 10% of our consolidated assets at December 31, 2006, as well as .8% of our net interest income and 1% of our income before income taxes for the year ended December 31, 2006. See Note B, Merger and Acquisitions, of the Notes to the Consolidated Financial Statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Atlantic Southern Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006.

Our independent auditors, Porter Keadle Moore, LLP, have issued their auditor’s report on management’s assessment of internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Porter Keadle Moore, LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atlantic Southern Financial Group, Inc.

Macon, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that Atlantic Southern Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO).”  Atlantic Southern Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Atlantic Southern Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”  Also in our opinion, Atlantic Southern Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Atlantic Southern Financial Group, Inc. and our report dated March 12, 2007, expressed an unqualified opinion.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia

March 12, 2007

Changes in Internal Controls

There were no significant changes in internal controls subsequent to the date on which management carried out its evaluation, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

Item 9B.                          Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that has not been reported.

PART III

Item 10.                            Directors and Executive Officers and Corporate Governance

Information regarding our directors and executive officers is set forth in the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting, under the captions “Election of Directors – Information about the Board of Directors and its Committees and – Executive Officers”, and is herein incorporated by reference.

Information regarding our Section 16(a) beneficial ownership reporting compliance is set forth in the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is herein incorporated by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our principal executive, financial and accounting officers.  We believe the Code is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by us; compliance with applicable laws; prompt internal reporting of violations of the Code; and accountability for adherence to the Code.  A copy may be found on our website at www.atlanticsouthernbank.com, or a copy may be obtained, without charge, upon written request addressed Atlantic Southern Financial Group, Inc., 4077 Forsyth Road, Macon, Georgia 31210, Attention: Chief Financial Officer.  The request may be delivered by letter to the address set forth above or by fax to the attention of Atlantic Southern Financial Group’s Chief Financial Officer at (478) 405-9157.

Item 11.                            Executive Compensation

Information regarding executive compensation is set forth in the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting, under the caption “Executive Compensation”, and is herein incorporated by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership is set forth in the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is herein incorporated by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance.  The only equity compensation plans maintained by us are the 2001 Stock Incentive Plan and the Incentive Stock Option Award.  All data is presented as of December 31, 2006, and does not include organizers’ warrants.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining for future issuance under the Plans (excludes outstanding options)

Equity compensation plans approved by security holders	105,000	$7.40	15,000

Equity compensation plans not approved by security holders	—	—	—

Total	105,000	$7.40	15,000

Item 13.                            Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth in the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting under the caption “Certain Relationships and Related Transactions and Director Independence”, and is herein incorporated by reference.

Item 14.                            Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting under the caption “Principal Accountant Fees and Services”, and is herein incorporated by reference.

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

2.1

Amended and Restated Agreement and Plan of Reorganization by and among Atlantic Southern Financial Group, Inc., Atlantic Southern Bank, Sapelo Bancshares, Inc., and Sapelo National Bank, dated as of September 27, 2006. (1)

2.2	Agreement and Plan of Reorganization by and among Atlantic Southern Financial Group, Inc., Atlantic Southern Bank, and First Community Bank of Georgia, dated as of September 15, 2006. (2)

3.1	Articles of Incorporation. (3)

3.2	Bylaws. (3)

10.1*	Employment Agreement dated October 6, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Mark A. Stevens. (3)

10.2*	Employment Agreement dated November 7, 2001, among Atlantic Southern Bank, Atlantic Southern Financial Group and Gary P. Hall. (3)

10.3*	Employment Agreement dated July 10, 2003, among Atlantic Southern Bank, Atlantic Southern Financial Group and Carol Soto. (3)

10.4*	Executive Bonus Agreement dated January 1, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Brandon L. Mercer. (3)

10.5*	2001 Stock Incentive Plan. (3)

10.6*	Form of Incentive Stock Option Award. (3)

10.7*	Form of Organizer’s Warrant Agreement. (3)

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Thigpen, Jones, Seaton, & Co., P.C.

(1) Incorporated by reference to Appendix A of the Registration Statement on Form S-4 previously filed by Atlantic Southern with the Commission (File No. 333-137776).

(2) Incorporated by reference to Appendix A of the Registration Statement on Form S-4 previously filed by Atlantic Southern with the Commission (File No. 333-138900).

(3) Incorporated by reference to Atlantic Southern’s Registration Statement on Form S-1 dated January 19, 2006 File No. 333-130542.

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
Mark A. Stevens
President and Chief Executive Officer

DATE: March 14, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2007.

Signature	Title

/s/ Mark A. Stevens	President, Chief Executive Officer
Mark A. Stevens	and Director (Principal Executive Officer)

/s/ Carol W. Soto	Chief Financial Officer
Carol W. Soto	(Principal Financial and Accounting Officer)

/s/ William A. Fickling, III
William A. Fickling, III	Chairman of the Board

/s/ Raymond Odell Ballard, Jr.
Raymond Odell Ballard, Jr.	Director

/s/ Peter R. Cates
Peter R. Cates	Director

/s/ Carolyn Crayton
Carolyn Crayton	Director

/s/ J. Douglas Dunwody
James Douglas Dunwody	Director

/s/ Michael C. Griffin
Michael C. Griffin	Director

/s/ Carl E. Hofstadter
Carl E. Hofstadter	Director

Signature	Title

/s/ Dr. Laudis H. Lanford
Dr. Laudis H. Lanford	Director

/s/ J. Russell Lipford Jr.
J. Russell Lipford, Jr.	Director

/s/ Thomas J. McMichael
Thomas J. McMichael	Director

/s/ Donald L. Moore
Donald L. Moore	Director

/s/ Tyler Rauls, Jr.
Tyler Rauls, Jr.	Director

/s/ Dr. Hugh F. Smisson, III
Dr. Hugh F. Smisson, III	Director

/s/ George Waters, Jr.
George Waters, Jr.	Director