Form 10-Q
period 2007-03-31
Atlantic Southern Financial Group, Inc.
filed 2007-05-09
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 4,151,779 shares outstanding at April 30, 2007

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

	As of
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$15,362,275	$13,130,014
Interest-bearing deposits in other banks	695,946	259,463
Federal funds sold	12,682,000	29,522,000
Total cash and cash equivalents	28,740,221	42,911,477
Securities available for sale, at fair value	68,759,289	57,596,002
Federal Home Loan Bank stock, restricted, at cost	2,892,000	2,327,600
Loans held for sale	3,647,718	1,532,093
Loans, net of unearned income	628,079,510	533,128,702
Less - allowance for loan losses	(8,830,308)	(7,258,371)
Loans, net	619,249,202	525,870,331
Bank premises and equipment, net	22,376,122	17,425,344
Accrued interest receivable	5,858,904	5,570,115
Cash surrender value of life insurance	4,305,328	4,264,395
Goodwill and other intangible assets, net of amortization	21,984,842	10,600,276
Other assets	3,264,267	2,977,859
Total Assets	$781,077,893	$671,075,492

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$48,332,116	$34,453,507
Money market and NOW accounts	116,514,185	94,942,442
Savings	8,408,399	4,200,929
Time deposits	475,629,500	423,397,729
Total deposits	648,884,200	556,994,607
Federal Home Loan Bank advances	33,700,000	31,700,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	3,957,709	3,202,163
Accrued expenses and other liabilities	1,644,356	6,636,790
Total liabilities	698,496,265	608,843,560
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,151,779 in 2007 and 3,609,747 in 2006	20,758,895	18,048,735
Paid-in capital surplus	53,406,103	37,806,852
Retained earnings	8,745,504	6,862,246
Accumulated other comprehensive income (loss)	(328,874)	(485,901)
Total shareholders’ equity	82,581,628	62,231,932
Total Liabilities and Shareholders’ Equity	$781,077,893	$671,075,492

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$12,814,056	$7,140,256
Interest on securities:
Taxable income	563,347	305,326
Non-taxable income	157,460	46,787
Income on federal funds sold	242,729	48,794
Other interest and dividend income	88,378	20,421
Total interest and dividend income	13,865,970	7,561,584
Interest Expense:
Deposits	6,601,613	3,216,820
Junior subordinated debentures	190,969	168,600
Federal funds purchased	24,848	27,569
FHLB borrowings and other interest expense	394,149	172,501
Total interest expense	7,211,579	3,585,490

Net interest income	6,654,391	3,976,094
Provision for loan losses	444,000	438,000
Net interest income after provision for loan losses	6,210,391	3,538,094
Noninterest Income:
Service charges on deposit accounts	281,008	111,734
Other service charges, commissions and fees	61,336	23,343
Gain on sale of other assets	1,287	—
Gain (loss) on sales / calls of investment securities	75	(9,753)
Mortgage origination income	206,120	118,265
Other income	139,552	121,183
Total noninterest income	689,378	364,772
Noninterest Expense:
Salaries	1,679,271	799,760
Employee benefits	554,920	349,187
Occupancy expense	323,329	189,293
Equipment rental and depreciation of equipment	174,141	83,984
Other expenses	1,270,248	798,220
Total noninterest expense	4,001,909	2,220,444

Earnings Before Income Taxes	2,897,860	1,682,422
Provision for income taxes	1,014,602	622,068
Net Earnings	$1,883,258	$1,060,354
Earnings per share:
Basic	$0.47	$0.41
Diluted	$0.44	$0.36

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net earnings	$1,883,258	$1,060,354

Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	183,583	(99,971)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges	54,411	(34,500)
Reclassification adjustment for (gains) losses realized in net earnings	(75)	9,753
Total other comprehensive income (loss), before tax	237,919	(124,718)
Income taxes related to other comprehensive income (loss):
Unrealized holding (gains) losses on investment securities available for sale	(62,418)	33,990
Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges	(18,500)	11,730
Reclassification adjustment for gains (losses) realized in net earnings	26	(3,316)
Total income taxes related to other comprehensive income (loss)	(80,892)	42,404
Total other comprehensive income (loss), net of tax	157,027	(82,314)
Total comprehensive income	$2,040,285	$978,040

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$1,883,258	$1,060,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	444,000	438,000
Depreciation	225,053	109,637
Stock based compensation	5,984	—
Amortization and (accretion), net	59,424	7,017
Gain on sales of assets	(1,287)	—
(Gain) loss on sales / calls of investment securities	(75)	9,753
Change in cash surrender value of life insurance	(40,933)	(40,933)
Changes in assets and liabilities, net of effects of purchase acquisition in 2007:
Loans held for sale	(2,115,625)	523,433
Changes in accrued income and other assets	905,603	(753,274)
Changes in accrued expenses and other liabilities	239,183	631,218
Net cash provided by operating activities	1,604,585	1,985,205
Cash Flows from Investing Activities, net of effects of purchase acquisition in 2007:
Net change in loans to customers	(46,217,409)	(36,621,278)
Purchase of available for sale securities	(2,588,124)	(4,991,315)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	3,573,561	964,562
Purchase of FHLB stock	(292,900)	(250,000)
Cash received from First Community, net of cash paid of $235,034	5,556,520	—
Cash paid to Sapelo shareholders	(5,322,492)	—
Property and equipment expenditures	(2,700,963)	(2,036,053)
Proceeds from sales of assets	4,672	—
Net cash used in investing activities	(47,987,135)	(42,934,084)
Cash Flows from Financing Activities, net of effects of purchase acquisition in 2007:
Net change in deposits	33,298,492	45,522,321
Advances on FHLB borrowings	6,000,000	—
Payments on FHLB borrowings	(7,000,000)	—
Payment for fractional shares	(10,320)	—
Payment for issuance cost of common stock	(76,878)	—
Net cash provided by financing activities	32,211,294	45,522,321
Net Increase (Decrease) in Cash and Cash Equivalents	(14,171,256)	4,573,442
Cash and Cash Equivalents, Beginning of Year	42,911,477	5,782,394
Cash and Cash Equivalents, End of Quarter	$28,740,221	$10,355,836

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.  The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.   Certain reclassifications have been made to the 2006 financial statement presentation to correspond to the current year’s format.

(2)         Stock-Based Compensation

The Company granted 8,000 options during the first quarter 2007.  The Company recognized $5,984 of stock-based employee compensation expense during the first quarter 2007 associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R).  As of March 31, 2007, there was $113,696 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately five years.

The weighted average grant-date fair value of each option granted during the first quarter 2007 was $14.96.  The fair value of each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in the first quarter 2007:

Dividend yield	0.00%
Expected volatility	21.58%
Risk-free interest rate	4.75%
Expected term	10 years

(3)         Net Earnings per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

	Three Months Ended
	March 31,
	2007	2006

Net earnings	$1,883,258	$1,060,354

Weighted average common shares outstanding	3,971,102	2,604,052
Shares issued from assumed exercise of common stock equivalents	340,609	324,099
Weighted average number of common and common equivalent shares outstanding	4,311,711	2,928,151
Earnings per share:
Basic	$0.47	$0.41

Diluted	$0.44	$0.36

(4)   Mergers and Acquisitions

On January 31, 2007, the Company consummated an agreement to acquire all of the outstanding shares of First Community Bank for $18.6 million in Atlantic Southern common stock including certain acquisition costs totaling $235,034.  Under the terms of the merger agreement, the Company issued, and shareholders of First Community Bank were entitled to receive their pro rata portion of 542,032 shares of Atlantic Southern common stock.  First Community Bank was a community bank headquartered in Roberta, Georgia.  First Community Bank had total assets of $69.3 million, including total loans of $50 million and total investments of $11.9 million.  Additionally, First Community Bank had $58.6 million in deposits.  With the acquisition of First Community Bank, the Company was able to expand their presence in the middle Georgia area.  First Community Bank operated three full service banking offices in Crawford, Bibb and Peach counties of Georgia.  The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.9 million, none of which will be deductible for income tax purposes.  Operations of First Community Bank are included in the consolidated statements of earnings since its acquisition.

In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$81,005,897
Fair value of liabilities assumed	62,381,121

Cash and common stock consideration to be given	18,624,776
Acquisition cost paid	235,034
Stock issued to First Community Bank shareholders	$18,389,742

(5)   Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end.  The Company has decided not to implement SFAS No. 159 until January 2008.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months in the Period Ended

March 31, 2007 and 2006

The following discussion of financial condition as of March 31, 2007 compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

Executive Summary and Recent Developments

The Company’s total assets at March 31, 2007, were approximately $781,078,000, which represented an increase of approximately $110,002,000 or 16% from December 31, 2006.  Net earnings increased 78% for the three months ended March 31, 2007 to $1,833,258 or $0.44 per diluted share compared to $1,060,354 or $0.36 per diluted share for the three months ended March 31, 2006.

On December 15, 2006, we consummated an agreement to acquire all of the outstanding shares of Sapelo Bancshares, Inc. (“Sapelo”) for $15.4 million using a combination of stock and cash.  Under the terms of the merger agreement, we issued, and shareholders of Sapelo were entitled to receive their pro rata portion of $6,239,972 and 305,695 shares of Atlantic Southern common stock.  The cash proceeds were obtained from a public offering in 2006.  Sapelo was a bank holding company with one subsidiary, Sapelo National Bank, based in Darien, Georgia.  Sapelo operated four full service banking offices in the coastal Georgia cities of Darien, Brunswick and St. Simons Island.  Sapelo had total assets of $77.7 million, including total loans of $52 million and total investments of $1.8 million.  Additionally, Sapelo had $66.7 million in deposits.  We accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $8.5 million, none of which will be deductible for income tax purchases.  Operations of Sapelo are included in the consolidated statements of earnings since its acquisition.

On January 31, 2007, the Company consummated an agreement to acquire all of the outstanding shares of First Community Bank for $18.6 million in Atlantic Southern common stock including certain acquisition costs totaling $235,034.  Under the terms of the merger agreement, the Company issued, and shareholders of First Community Bank were entitled to receive their pro rata portion of 542,032 shares of Atlantic Southern common stock.  First Community Bank was a community bank headquartered in Roberta, Georgia.  First Community Bank operated three full service banking offices in Crawford, Bibb and Peach counties of Georgia.  First Community Bank had total assets of $69.3 million, including total loans of $50 million and total investments of $11.9 million.  Additionally, First Community Bank had $58.6 million in deposits.  With the acquisition of First Community Bank, the Company was able to expand their presence in the middle Georgia area.  The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.9 million, none of which will be deductible for income tax purposes.  Operations of First Community Bank are included in the consolidated statements of earnings since its acquisition.

On April 16, 2007, the Company began trading on the NASDAQ Global Market under the symbol “ASFN.”  Our Board of Directors and management believe that this will improve the liquidity of the stock.

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective markets in the middle Georgia region, coastal Georgia region and in the south Georgia region.  During January 2007, we opened a loan production office in Valdosta, Georgia to expand our presence in the south Georgia region and have two parcels of land placed under contract to construct full service branches in Lowndes County, Georgia.  Also in January 2007, a new branch was opened in Savannah, Georgia to further strengthen the expansion to the coastal Georgia region.  In April 2007, a de novo branch was opened in Bonaire, Georgia which continues to expand our presence in the middle Georgia region.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	March 31,	December 31,
	2007	2006	$ Change	% Change
Assets:
Cash and due from banks	$15,362,275	$13,130,014	$2,232,261	17.00%
Federal funds sold	12,682,000	29,522,000	(16,840,000)	-57.04%
Securities available for sale	68,759,289	57,596,002	11,163,287	19.38%
Loans, net of unearned income	628,079,510	533,128,702	94,950,808	17.81%
Cash surrender value of life insurance	4,305,328	4,264,395	40,933	0.96%
Goodwill and other intangible assets	21,984,842	10,600,276	11,384,566	107.40%
Total assets	781,077,893	671,075,492	110,002,401	16.39%
Liabilities:
Deposits	$648,884,200	$556,994,607	$91,889,593	16.50%
FHLB advances	33,700,000	31,700,000	2,000,000	6.31%
Accrued expenses and other liabilities	1,644,356	6,636,790	(4,992,434)	-75.22%

Loan to Deposit Ratio	96.79%	95.72%

The most significant change in the composition of assets was the increase in loans of $95.0 million due to continued growth of the Company.  Growth in Atlantic Southern Bank’s loan portfolio was divided between internally generated growth of approximately $45.0 million and the addition of approximately $50.0 million from the merger with First Community Bank.  We were able to generate loan growth by expanding into new markets with a loan production office in Lowndes County, opening new de novo branches in existing markets and increasing loan growth in the middle Georgia, coastal Georgia and Golden Isles regions.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of the historically low interest rate environment in the last two years, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 39.2% of our deposits as of March 31, 2007 when compared to 47.4% of our deposits as of December 31, 2006.  The Company’s Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60%.  The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature.

Asset Quality

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

The following table presents a summary of changes in the allowance for loan losses for the three-month periods ended March 31, 2007 and 2006.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended March 31,
	2007	2006
	(Amounts in Thousands)
Balance beginning of period	$7,258	$4,150
Loans charged-off	(529)	—
Recoveries	17	13
Net charge-offs	(512)	13
Provision for loan losses	444	438
Allowance from purchase acquisition	1,640	—
Balance end of period	$8,830	$4,601

Total Loans:
At period end	$628,080	$368,076
Average	607,327	351,320

As a percentage of average loans (annualized):
Net charge-offs	0.34%	-0.02%
Provision for loan losses	0.29%	0.50%
Allowance as a percentage of period end loans	1.41%	1.25%
Allowance as a percentage of non-performing loans	259.47%	2149.17%

Management believes that the allowance for loan losses at March 31, 2007 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due and other real estate owned. The following summarizes non-performing assets:

	March 31,	December 31,
	2007	2006
Accruing loans 90 days past due	$81,190	$30,621
Non-accrual loans	3,322,044	617,420
Other real estate	722,337	—
Total non-performing assets	$4,125,571	$648,041

Nonperforming assets increased $3,477,530 or 536.6% from December 31, 2006 to March 31, 2007.  On January 31, 2007, management placed one loan acquired from our acquisition of Sapelo National Bank with a balance of approximately $3.0 million on non-accrual that was secured by single-family residential real estate appraised at approximately $5.1 million.  The borrower filed for bankruptcy protection on April 2, 2007.  However, management is continuously monitoring this loan in order to minimize any losses.

Other real estate consists of four properties totaling $722,337 at March 31, 2007.  At March 31, 2007, the Company’s other real estate consisted of the following:

1-4 Family residential properties	$46,751
Nonfarm nonresidential properties	675,586
Total	$722,337

We assumed one residential property for $10,000 on January 31, 2007 from our acquisition of First Community Bank.  Other increases to our other real estate were the result of one foreclosure of a residential property with a value of $36,751 and one foreclosure on a nonresidential property with a value of $675,586.  All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

Our policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.  Other Real Estate is defined as real estate acquired as salvage on uncollectible loans.  At the time of foreclosure, an appraisal is obtained on the real estate.  The amount charged to Other Real Estate will be the lower of appraised value of “recorded investment” in the loan satisfied.  The recorded investment is the unpaid balance of the loan, increased by accrued and uncollected interest, unamortized premium, finance charges, and loan acquisition costs, if any, and decreased by previous direct write down and unamortized discount.  Any excess of the recorded investment in the loan satisfied over the appraised value of the property must be charged to allowance for loan losses.

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

The following table shows the significant components of net earnings:

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Interest Income	$13,865,970	$7,561,584	$6,304,386	83.37%
Interest Expense	7,211,579	3,585,490	3,626,089	101.13%
Net Interest Income	6,654,391	3,976,094	2,678,297	67.36%
Provision for Loan Losses	444,000	438,000	6,000	1.37%
Net Earnings	1,883,258	1,060,354	822,904	77.61%
Net Earnings Per Diluted Share	$0.44	$0.36	0.08	22.22%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income increased $2,678,000 or 67% for the three months ended March 31, 2007 compared to March 31, 2006.

Total interest and dividend income for the three months ended March 31, 2007 increased $6,304,000 or 83% when compared to the three months ended March 31, 2006 primarily due to increases in loan interest and fees on loans.  This increase is partially the result of the average loan portfolio for the three months ended March 31, 2007 increasing approximately $256 million or 73% when compared to average loan portfolio for the three months ended March 31, 2006.  Additionally, the average yield on loans increased during the three months ended March 31, 2007 to 8.45% compared to an average yield of 8.13 % for the three months ended March 31, 2006.

Total interest expense for the three months ended March 31, 2007 increased $3,626,000 or 101% when compared to the three months ended March 31, 2006.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $267.3 million when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006.  The increase of $267.3 million includes approximately $22.3 million in non-interest bearing balances in regular demand deposit accounts.  The average rate paid on the deposit portfolios for the three months ended March 31, 2007 increased to 4.57% from 3.87% when compared to the three months ended March 31, 2006.   Average borrowing balances increased approximately $17.6 million when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006.  Average interest rates paid on borrowings were 5.23% for the three months ended March 31, 2007 compared to 5.09% for the three months ended March 31, 2006.

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

For the three months ended March 31, 2007 and 2006, our tax equivalent net interest spread was 3.35% and 3.72%, respectively, while the tax equivalent net interest margin was 3.85% and 4.06%, respectively.  The decreases in net interest spread and net interest margin from first quarter 2006 to first quarter 2007 were due to the interest bearing liabilities repricing faster than our earning assets in an increasing interest rate environment.  Also, our net interest margin has decreased due to our promotions of higher short-term yields on retail time deposits in order to reduce our dependency on wholesale time deposits to fund loan growth and to invest in investment securities.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2007			2006
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$607,327	$12,814	8.45%	$351,320	$7,140	8.13%
Federal funds sold	19,134	243	5.08%	4,161	49	4.71%
Investment securities - taxable (7)	52,141	563	4.32%	32,007	305	3.81%
Investment securities - tax-exempt (6) (7)	18,304	158	5.23%	5,204	47	5.47%
Other interest and dividend income	3,941	88	8.93%	1,688	21	4.98%
Total Earning Assets	700,847	13,866	7.97%	394,380	7,562	7.69%

Non-interest-earning assets
Allowance for loan losses	-8,862			-4,384
Cash and due from banks	13,074			4,730
Premises and equipment	20,919			10,195
Accrued interest receivable	5,967			2,927
Other assets	20,759			5,732
Total Assets	$752,704			$413,580

Interest bearing liabilities
Interest bearing demand	$109,170	$832	3.05%	$48,306	$294	2.43%
Savings	8,357	11	0.53%	1,440	2	0.56%
Time deposits	460,184	5,759	5.01%	282,964	2,921	4.13%
Total interest bearing deposits	577,711	6,602	4.57%	332,710	3,217	3.87%
Federal Home Loan Bank advances	34,355	394	4.59%	16,200	172	4.25%
Other borrowings	1,957	25	5.11%	2,480	28	4.52%
Trust Preferred Securities	10,310	191	7.41%	10,310	169	6.57%
Total borrowed funds	46,622	610	5.23%	28,990	369	5.09%
Total interest-bearing liabilities	624,333	7,212	4.62%	361,700	3,586	3.97%

Non-interest bearing deposits	45,737			23,405
Other liabilities	7,230			2,490
Stockholder’s equity	75,404			25,985
Total Liabilities and Stockholder’s Equity	$752,704			$413,580
Net interest revenue (1)		$6,654			$3,976
Net interest spread (2)			3.35%			3.72%
Net interest margin (3)			3.85%			4.06%

(1) Net interest revenue is computed by subtracting the expense from the average interest-bearing liabilities from the income from the average earning assets.

(2) Net interest spread is computed by subtracting the yield from the expense of the average interest-bearing liabilities from the yield from the average earning assets.

(3) Net interest margin is computed by dividing net interest revenue by average total earning assets.

(4) Average loans are shown net of unearned income.  Included in the average balance of loans outstanding are loans where the accrual of interest has been discounted.

(5) Interest income includes loan fees as follows (in thousands): 2007 - $551; 2006 - $380

(6) Reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2007 compared to March 31, 2006.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended March 31, 2007
	Compared to 2006
	Changes due to (a)
		Yield/	Net
	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$5,380	$294	$5,674
Investment securities:
Taxable investment securities	214	44	258
Tax-exempt investment securities	115	(4)	111
Interest earning deposits and fed funds sold	215	46	261
Total interest income	5,924	380	6,304

Interest paid on:
Deposits:
Interest bearing demand deposits	449	89	538
Savings	9	—	9
Time deposits	2,094	744	2,838
Other borrowings and FHLB advances	214	5	219
Trust Preferred Securities	—	22	22
Total interest expense	2,766	860	3,626

Increase in net interest revenue	$3,158	$(480)	$2,678

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2007, was $444,000 compared to $438,000 for the same period of 2006.  This is due to continued loan growth for the respective periods.  Net charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2007 were 0.34%, as compared with -0.02% for the first quarter of 2006.  Net loan charge-offs increased significantly this quarter as compared to this quarter in 2006 due to the Company charging off $300,000 for one participation purchased loan with the Company’s portion of the foreclosed property being recorded to other real estate at fair market value.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$281,008	$111,734	$169,274	151.50%
Other service charges, commissions and fees	61,336	23,343	37,993	162.76%
Gain (loss) on sales / calls of investment securities	75	(9,753)	9,828	-100.77%
Gain on sale of other assets	1,287	—	1,287	100.00%
Mortgage origination fees	206,120	118,265	87,855	74.29%
Other income	139,552	121,183	18,369	15.16%
Total noninterest income	$689,378	$364,772	$324,606	88.99%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were $281 thousand, or 41% of total noninterest income for the first quarter of 2007 compared with $112 thousand, or 31% for the first quarter of 2006.  The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for the three months ended March 31, 2007 was 12,223 accounts when compared to the same period of 2006 with 3,426 accounts.  The increase in the number of deposit accounts includes 3,549 transaction and savings accounts from the purchase of Sapelo National Bank on December 15, 2006 and 4,147 transaction and savings accounts from the purchase of First Community Bank on January 31, 2007.  The increase in mortgage origination fees for the three months ended March 31, 2007 is primarily due to the mortgage loan brokerage activity which was started in late 2004 and the volume of mortgages originated for the three months ended March 31, 2007 was larger than the same period of 2006.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Salaries	$1,679,271	$799,760	$879,511	109.97%
Employee benefits	554,920	349,187	205,733	58.92%
Occupancy expense	323,329	189,293	134,036	70.81%
Equipment rental and depreciation of equipment	174,141	83,984	90,157	107.35%
Other expenses	1,270,248	798,220	472,028	59.14%
Total noninterest expense	$4,001,909	$2,220,444	$1,781,465	80.23%

The increases in noninterest expenses are primarily due to the growth of the bank.  The most significant increases in the first quarter of 2007 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At March 31, 2007, the number of full-time equivalent employees was 151 compared to 70 at March 31, 2006.  The increase in the number of full-time equivalent employees is directly related to the purchase of Sapelo National Bank, the purchase of First Community Bank, growth of the bank and the hiring for two new branches in Rincon and Bonaire and one loan production center in Valdosta.  The bank operates from fifteen facilities as of March 31, 2007 compared to seven facilities as of March 31, 2006.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 35.01% and 36.97% for the three months ended March 31, 2007 and 2006, respectively.  The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income.  For the three months ended March 31, 2007, the tax-free income expressed as a percentage of earnings before income taxes was 6.35% when compared to 2.78% for the three months ended March 31, 2007.  The increase in tax-free income is due to an increase in the interest revenue on certain investment securities and loans that are exempt from income taxes.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $21,400,000. At March 31, 2007, the Company had no federal funds purchased. The Company has a total available line of $34,483,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $33.7 million in advances on this line at March 31, 2007.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at March 31, 2007 and 2006 were 12.54% and 12.38%, respectively.

Capital Resources

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2007 and as of December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2007, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2007 and December 31, 2006 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$79,119,000	12.08%	$52,396,689	≥	8.0%	N/A		N/A
Bank	75,597,000	11.57%	52,271,046	≥	8.0%	65,338,807	≥	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$70,926,000	10.83%	$26,196,122	≥	4.0%	N/A		N/A
Bank	68,203,000	10.44%	26,131,418	≥	4.0%	39,197,126	≥	6.0%

Tier I Capital To Average Assets
Consolidated	$70,926,000	9.43%	$30,085,260	≥	4.0%	N/A		N/A
Bank	68,203,000	9.32%	29,271,674	≥	4.0%	36,589,592	≥	5.0%

December 31, 2006

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$69,138,000	12.31%	$44,931,275	≥	8.0%	N/A		N/A
Bank	66,183,000	11.81%	44,831,837	≥	8.0%	56,039,797	≥	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$62,117,000	11.06%	$22,465,461	≥	4.0%	N/A		N/A
Bank	59,163,000	10.55%	22,431,469	≥	4.0%	33,647,204	≥	6.0%

Tier I Capital To Average Assets
Consolidated	$62,117,000	9.84%	$25,250,813	≥	4.0%	N/A		N/A
Bank	59,163,000	9.38%	25,229,424	≥	4.0%	31,536,780	≥	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at March 31, 2007.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At March 31, 2007, all of the Trust Preferred Securities qualify as a Tier I capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Three months Ended March 31, 2007

As of March 31, 2007, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4. Controls and Procedures

For the Three months Ended March 31, 2007

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

During the first quarter of 2007, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As discussed in the Management’s Report on Internal Controls over Financial Reporting in the Annual Report on Form 10-K for the year ended December 31, 2006, the Company elected to exclude Sapelo from the scope of its assessment of internal control over financial reporting as of December 31, 2006.  Sapelo was acquired by the Company on December 15, 2006, and was integrated into our existing internal controls over financial reporting via a data conversion.  Based on internal audits performed during the first quarter of 2007, we are not aware of any facts that lead us to believe the data conversions of Sapelo or First Community Bank will constitute, individually or collectively, a material weakness to our internal control over financial reporting.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Three months Ended March 31, 2007

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operation results.

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

Date: May 9, 2007