Form 10-Q
period 2007-06-30
Atlantic Southern Financial Group, Inc.
filed 2007-07-31
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 4,151,779 shares outstanding at July 31, 2007

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	As of
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$18,860,904	$13,130,014
Interest-bearing deposits in other banks	797,459	259,463
Federal funds sold and repurchase agreements	3,642,000	29,522,000
Total cash and cash equivalents	23,300,363	42,911,477
Securities available for sale, at fair value	71,123,123	57,596,002
Federal Home Loan Bank stock, restricted, at cost	2,892,000	2,327,600
Loans held for sale	4,542,971	1,532,093
Loans, net of unearned income	635,488,976	533,128,702
Less - allowance for loan losses	(9,163,429)	(7,258,371)
Loans, net	626,325,547	525,870,331
Bank premises and equipment, net	24,742,589	17,425,344
Accrued interest receivable	6,298,718	5,570,115
Cash surrender value of life insurance	4,346,261	4,264,395
Goodwill and other intangible assets, net of amortization	21,894,263	10,600,276
Other assets	3,964,266	2,977,859
Total Assets	$789,430,101	$671,075,492

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$48,341,761	$34,453,507
Money market and NOW accounts	113,715,803	94,942,442
Savings	8,458,245	4,200,929
Time deposits	484,116,723	423,397,729
Total deposits	654,632,532	556,994,607
Federal funds purchased	100,200	—
Federal Home Loan Bank advances	34,700,000	31,700,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	4,135,800	3,202,163
Accrued expenses and other liabilities	1,698,701	6,636,790
Total liabilities	705,577,233	608,843,560
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,151,779 in 2007 and 3,609,747 in 2006	20,758,895	18,048,735
Paid-in capital surplus	53,401,239	37,806,852
Retained earnings	10,803,726	6,862,246
Accumulated other comprehensive income (loss)	(1,110,992)	(485,901)
Total shareholders’ equity	83,852,868	62,231,932
Total Liabilities and Shareholders’ Equity	$789,430,101	$671,075,492

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$13,830,216	$8,326,618	$26,644,272	$15,466,874
Interest on securities:
Taxable income	612,064	347,548	1,175,411	652,874
Non-taxable income	179,976	54,004	337,436	100,791
Income on federal funds sold	123,067	82,486	365,796	131,280
Other interest and dividend income	60,838	27,393	149,216	47,814
Total interest and dividend income	14,806,161	8,838,049	28,672,131	16,399,633
Interest Expense:
Deposits	7,130,543	3,825,118	13,732,156	7,041,938
Junior subordinated debentures	193,005	185,108	383,974	353,708
Federal funds purchased	18,145	28,581	42,993	56,150
FHLB borrowings and other interest expense	399,920	254,723	794,069	427,224
Total interest expense	7,741,613	4,293,530	14,953,192	7,879,020

Net interest income	7,064,548	4,544,519	13,718,939	8,520,613
Provision for loan losses	148,000	483,000	592,000	921,000
Net interest income after provision for loan losses	6,916,548	4,061,519	13,126,939	7,599,613
Noninterest Income:
Service charges on deposit accounts	306,380	112,565	587,388	224,299
Other service charges, commissions and fees	97,942	26,049	159,278	49,392
Gain on sale of other assets	93,272	2,895	94,559	2,895
Mortgage origination income	243,126	162,064	449,246	280,329
Other income	169,435	134,101	308,987	255,284
Total noninterest income	910,155	437,674	1,599,458	812,199
Noninterest Expense:
Salaries	1,855,616	944,874	3,534,887	1,744,634
Employee benefits	654,432	353,873	1,209,352	703,060
Occupancy expense	356,709	192,893	680,038	382,186
Equipment rental and depreciation of equipment	203,919	111,697	378,060	195,681
Loss on sales / calls of investment securities	382	—	307	9,753
Other expenses	1,599,203	761,836	2,869,451	1,560,056
Total noninterest expense	4,670,261	2,365,173	8,672,095	4,595,370

Earnings Before Income Taxes	3,156,442	2,134,020	6,054,302	3,816,442
Provision for income taxes	1,098,220	773,088	2,112,822	1,395,156
Net Earnings	$2,058,222	$1,360,932	$3,941,480	$2,421,286
Earnings per share:
Basic	$0.50	$0.48	$0.97	$0.89
Diluted	$0.46	$0.43	$0.90	$0.79

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$2,058,222	$1,360,932	$3,941,480	$2,421,286
Other comprehensive loss:
Unrealized holding losses on investment securities available for sale	(1,215,233)	(508,300)	(1,031,650)	(608,271)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges	29,824	(35,635)	84,235	(70,135)
Reclassification adjustment for losses realized in net earnings	382	—	307	9,753
Total other comprehensive loss, before tax	(1,185,027)	(543,935)	(947,108)	(668,653)
Income taxes related to other comprehensive income:
Unrealized holding losses on investment securities available for sale	413,179	172,822	350,761	206,812
Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges	(10,140)	12,116	(28,640)	23,846
Reclassification adjustment for losses realized in net earnings	(130)	—	(104)	(3,316)
Total income taxes related to other comprehensive loss	402,909	184,938	322,017	227,342
Total other comprehensive loss, net of tax	(782,118)	(358,997)	(625,091)	(441,311)
Total comprehensive income	$1,276,104	$1,001,935	$3,316,389	$1,979,975

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$3,941,480	$2,421,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	592,000	921,000
Depreciation	490,439	250,432
Stock based compensation	11,968	—
Amortization and (accretion), net	98,659	13,129
Gain on sales of assets	(94,559)	(2,895)
Loss on sales / calls of investment securities	307	9,753
Change in cash surrender value of life insurance	(81,866)	(81,866)
Changes in assets and liabilities, net of effects of purchase acquisition in 2007:
Loans held for sale	(3,010,878)	(401,764)
Changes in accrued income and other assets	(19,655)	(1,684,287)
Changes in accrued expenses and other liabilities	874,529	359,205
Net cash provided by operating activities	2,802,424	1,803,993
Cash Flows from Investing Activities, net of effects of purchase acquisition in 2007:
Net change in loans to customers	(53,469,031)	(76,260,908)
Purchase of available for sale securities	(8,536,661)	(10,645,584)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	5,893,455	1,469,994
Cash received from First Community, net of cash paid of $235,034	5,556,520	—
Cash paid to Sapelo shareholders	(5,322,492)	—
Purchase of FHLB stock	(292,900)	(520,000)
Property and equipment expenditures	(5,641,140)	(2,448,972)
Proceeds from sales of assets	312,996	—
Net cash used in investing activities	(61,499,253)	(88,405,470)
Cash Flows from Financing Activities, net of effects of purchase acquisition in 2007:
Net change in deposits	39,083,561	74,632,858
Net increase in federal funds purchased	100,200	—
Advances on FHLB borrowings	17,200,000	6,000,000
Payments on FHLB borrowings	(17,200,000)	—
Payment for fractional shares	(10,320)	—
Payment for issuance of common stock	(87,726)	—
Proceeds from issuance of common stock, net of issuance cost of $202,175	—	20,797,825
Net cash provided by financing activities	39,085,715	101,430,683
Net Increase (Decrease) in Cash and Cash Equivalents	(19,611,114)	14,829,206
Cash and Cash Equivalents, Beginning of Year	42,911,477	5,782,394
Cash and Cash Equivalents, End of Quarter	$23,300,363	$20,611,600

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

(2)         Stock-Based Compensation

The Company granted 8,000 options during the first quarter 2007.  There were no grants issued during the second quarter of 2007.  The Company recognized $11,968 of stock-based employee compensation expense during the first six months of 2007 associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R).  As of June 30, 2007, there was $107,712 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately five years.

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$2,058,222	$1,360,932	$3,941,480	$2,421,286
Weighted average common shares outstanding	4,151,779	2,854,144	4,061,939	2,728,407
Shares issued from assumed exercise of common stock equivalents	341,224	334,282	339,869	330,270
Weighted average number of common and common equivalent shares outstanding	4,493,003	3,188,426	4,401,808	3,058,677
Earnings per share:
Basic	$0.50	$0.48	$0.97	$0.89

Diluted	$0.46	$0.43	$0.90	$0.79

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Six Months in the Period Ended

June 30, 2007 and 2006

The following discussion of financial condition as of June 30, 2007 compared to December 31, 2006, and the results of operations for the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at June 30, 2007, were approximately $789,430,000, which represented an increase of approximately $118,355,000 or 18% from December 31, 2006.  Net earnings increased 63% for the six months ended June 30, 2007 to $3,941,000 or $0.90 per diluted share compared to $2,421,000 or $0.79 per diluted share for the six months ended June 30, 2006.

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

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective markets in the middle Georgia region and in the coastal Georgia region.   In the middle Georgia region, we opened our new branch in Bonaire in efforts to increase our presence in the growing Houston County area.  In August, we plan to open our new corporate center, Northwinds, in north Bibb County.  As for the coastal Georgia region, our Rincon office moved to its permanent location upon the completion of its building in May.  We also have plans to start construction on our Pooler branch, near Savannah, Georgia, by the end of the year.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	June 30,	December 31,
	2007	2006	$ Change	% Change
Assets:
Cash and due from banks	$18,860,904	$13,130,014	$5,730,890	43.65%
Federal funds sold and repurchase agreements	3,642,000	29,522,000	(25,880,000)	-87.66%
Securities available for sale	71,123,123	57,596,002	13,527,121	23.49%
Loans, net of unearned income	635,488,976	533,128,702	102,360,274	19.20%
Cash surrender value of life insurance	4,346,261	4,264,395	81,866	1.92%
Goodwill and other intangible assets	21,894,263	10,600,276	11,293,987	106.54%
Total assets	789,430,101	671,075,492	118,354,609	17.64%
Liabilities:
Deposits	654,632,532	556,994,607	97,637,925	17.53%
FHLB advances	34,700,000	31,700,000	3,000,000	9.46%
Accrued expenses and other liabilities	1,698,701	6,636,790	(4,938,089)	-74.40%

Loan to Deposit Ratio	97.08%	95.72%

The most significant change in the composition of assets was the increase in loans of $102.4 million due to continued growth of the Company.  Growth in Atlantic Southern Bank’s loan portfolio was divided between internally generated growth of approximately $52.4 million and the addition of approximately $50.0 million from the merger with First Community Bank.  We were able to generate loan growth by expanding in new markets with a loan production office in Valdosta, Georgia; opening new de novo branches in existing markets with a branch in Bonaire, Georgia and a full service branch in Savannah, Georgia; and increasing loan growth in the middle Georgia, coastal Georgia and Golden Isles regions.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of the historically low interest rate environment in the last two years, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 39.3% of our deposits as of June 30, 2007 when compared to 47.4% of our deposits as of December 31, 2006.  The Company’s Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60%.  The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature.

Investment Securities

Securities in our portfolio totaled $71.1 million at June 30, 2007, compared to $57.6 million at December 31, 2006.  The most significant growth in the securities portfolio occurred as a result from the merger with First Community Bank, which had total investments of approximately $11.9 million.  At June 30, 2007, the securities portfolio had unrealized net losses of approximately $1.7 million.  During the second quarter, the bond market had a sale off towards the end of June which caused the bond prices to decrease.

The following table shows the carrying value of the investment securities at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(Amounts in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$27,508	$25,240
U. S. Treasury Securities	248	—
State, County and Municipal	18,856	13,653
Mortgage-backed Securities	24,030	18,453
Other Investments	481	250
Total	$71,123	$57,596

Loans

Our loan demand continues to be strong.  Total loans increased $102.4 million or 19% from December 31, 2006 to June 30, 2007.  The increase in loans in 2007 is attributable to the $50.0 million in loans acquired from the acquisition of First Community Bank in January, our branching efforts along with the lending efforts of our senior management lending team.  The following table presents a summary of the loan portfolio by category.

	June 30,	December 31,
	2007	2006
	(Dollars in Thousands)

Commercial and agricultural	$60,662	$54,898
Real estate - commercial	242,943	192,876
Real estate - construction	267,343	224,540
Real estate - mortgage	56,789	54,003
Obligations of political subdivisions in the U.S.	279	1,728
Consumer	7,802	5,380
Total Loans	635,818	533,425
Less:
Unearned loan fees	(329)	(297)
Allowance for loan losses	(9,163)	(7,258)
Loans, net	$626,326	$525,870

Asset Quality

Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process which monitor, control and measure our credit risk.  In addition, management has standardized credit analyses and a comprehensive credit policy.  As a result, management believes they have a good understanding of the asset quality, have an established warning and early detection system regarding the loans and have a comprehensive analysis of the allowance for loan losses.

The following table presents a summary of changes in the allowance for loan losses for the three and six-month periods ended June 30, 2007 and 2006.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in Thousands)
Balance beginning of period	$8,830	$4,601	$7,258	$4,150
Loans charged-off	(17)	(20)	(546)	(20)
Recoveries	202	76	219	89
Net charge-offs	185	56	(327)	69
Provision for loan losses	148	483	592	921
Allowance from purchase acquisition	—	—	1,640	—
Balance end of period	$9,163	$5,140	$9,163	$5,140

Total Loans:
At period end	$635,489	$407,771	$635,489	$407,771
Average	631,237	387,182	619,282	369,251

As a percentage of average loans (annualized):
Net charge-offs	-0.12%	-0.06%	0.11%	-0.04%
Provision for loan losses	0.09%	0.50%	0.19%	0.50%
Allowance as a percentage of period end loans	1.44%	1.26%	1.44%	1.26%
Allowance as a percentage of non-performing loans	285.81%	2595.96%	285.81%	2595.96%

Management believes that the allowance for loan losses at June 30, 2007 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Our policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.  Other Real Estate is defined as real estate acquired as salvage on uncollectible loans.  At the time of foreclosure, an appraisal is obtained on the real estate.  The amount charged to Other Real Estate will be the lower of appraised value or “recorded investment” in the loan satisfied.  The recorded investment is the unpaid balance of the loan, increased by accrued and uncollected interest, unamortized premium, finance charges, and loan acquisition costs, if any, and decreased by previous direct write down and unamortized discount.  Any excess of the recorded investment in the loan satisfied over the appraised value of the property must be charged to allowance for loan losses.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	June 30. 2007	December 31, 2006
Accruing loans 90 days past due	$84,248	$30,621
Non-accrual loans	3,121,778	617,420
Repossessed assets	14,086	—
Other real estate	698,547	—
Total non-performing assets	$3,918,659	$648,041

Nonperforming assets increased $3,270,618 or 504.69% from December 31, 2006 to June 30, 2007.  On January 31, 2007, management placed one loan acquired from our acquisition of Sapelo National Bank with a balance of approximately $3.0 million on non-accrual that was secured by single-family residential real estate appraised at approximately $5.1 million.  The borrower filed for bankruptcy protection on April 2, 2007.  However, management is continuously monitoring this loan in order to minimize any losses.

Other real estate consists of two properties totaling $698,547 at June 30, 2007.  At June 30, 2007, the Company’s other real estate consisted of the following:

OTHER REAL ESTATE

1-4 Family residential properties	$22,961
Nonfarm nonresidential properties	675,586
Total	$698,547

Other real estate consisted of one foreclosure on a nonresidential property with a value of $675,586 and one foreclosure on a 1-4 family residential property with a value of $22,961.  All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

Deposits

Total deposits at June 30, 2007 were $654.6 million, increase of $97.6 million, or 18%, from December 31, 2006.  Total non-interest bearing demand deposit accounts of $48.3 million increased $13.9 million, or 40%, and interest bearing demand and savings account of $122.2 million increased $23.0 million, or 23%, resulting mainly from our acquisition of First Community Bank in January.

Total time deposits as of June 30, 2007 were $484.1 million, an increase of $60.7 million, or 14%, from December 31, 2006.  Total retail time deposits at June 30, 2007 increased approximately $63.8 million, or 15% of total time deposits, from December 31, 2006 resulting from $34.2 million from our acquisition of First Community Bank, our management team drawing customers away from other financial institutions and from our branching efforts.  Total wholesale deposits at June 30, 2007 decreased approximately $3.1 million, or 1% of total time deposits, from December 31, 2006 reflecting the maturity of the wholesale deposits being replaced by retail deposits.

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

The following table shows the significant components of net earnings:

	Six Months Ended June 30,
	2007	2006	$ Change	% Change

Interest Income	$28,672,131	$16,399,633	$12,272,498	74.83%
Interest Expense	14,953,192	7,879,020	7,074,172	89.78%
Net Interest Income	13,718,939	8,520,613	5,198,326	61.01%
Provision for Loan Losses	592,000	921,000	(329,000)	-35.72%
Net Earnings	3,941,480	2,421,286	1,520,194	62.78%
Net Earnings Per Diluted Share	$0.90	$0.79	0.11	13.92%

	Three Months Ended June 30,
	2007	2006	$ Change	% Change

Interest Income	$14,806,161	$8,838,049	$5,968,112	67.53%
Interest Expense	7,741,613	4,293,530	3,448,083	80.31%
Net Interest Income	7,064,548	4,544,519	2,520,029	55.45%
Provision for Loan Losses	148,000	483,000	(335,000)	-69.36%
Net Earnings	2,058,222	1,360,932	697,290	51.24%
Net Earnings Per Diluted Shares	$0.46	$0.43	0.03	6.98%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income increased $5.2 million, or 61%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  Net interest income increased $2.5 million, or 55%, for the second quarter of 2007 compared to the same period in 2006.

Total interest and dividend income for the three and six months ended June 30, 2007 increased $6.0 million, or 68%, and $12.3 million, or 75%, respectively, when compared to the three and six months ended June 30, 2006 primarily due to increases in loan interest and fees on loans.  This increase is partially the result of the average loan and loan held for sale portfolios for the three and six months ended June 30, 2007 increasing approximately $245.5 million, or 63%, and $250.7 million, or 68%, respectively, when compared to average loan and loan held for sale portfolios for the three and six months ended June 30, 2006.  Additionally, the average yield on loans increased during the three and six months ended June 30, 2007 to 8.75% and 8.60%, respectively, compared to an average yield of 8.60% and 8.38% for the three and six months ended June 30, 2006, respectively.

Total interest expense for the three and six months ended June 30, 2007 increased $3.4 million, or 80%, and $7.1 million, or 90%, respectively, when compared to the three and six months ended June 30, 2006.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $255.3 million and $261.3 million when comparing the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.  These increases include approximately $22.2 million and $22.3 million in non-interest bearing balances in regular demand deposit accounts when comparing the three and six months ended June 30, 2007 to the same periods in 2006, respectively.  The average rate paid on the deposit portfolios for the three months ended June 30, 2007 increased to 4.78% from 4.21% when compared to the three months ended June 30, 2006.   The average rate paid on the deposits for the six months ended June 30, 2007 increased to 4.68% from 4.05% when compared to the six months ended June 30, 2006.  Average borrowing balances increased approximately $11.2 million and $14.4 million when comparing the three and six months ended June 30, 2007 to the six months ended June 30, 2006, respectively.  Average interest rates paid on borrowings were 5.41% and 5.32% for the three and six months ended June 30, 2007, respectively, compared to 5.52% and 5.32% for the three and six months ended June 30, 2006, respectively.

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

For the three months ended June 30, 2007 and 2006, our tax equivalent net interest spread was 3.49% and 3.77%, respectively, while the tax equivalent net interest margin was 4.00% and 4.18%, respectively.  For the six months ended June 30, 2007 and 2006, our tax equivalent net interest spread was 3.42% and 3.76%, respectively, while the tax equivalent net interest margin was 3.92% and 4.12%, respectively.  The decreases in net interest spread and net interest margin from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 were due to the interest bearing liabilities repricing faster than our earning assets in an increasing interest rate environment.  Also, our net interest margin has decreased due to our promotions of higher short-term yields on retail time deposits in order to reduce our dependency on wholesale time deposits to fund loan growth and to invest in investment securities.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended June 30, 2007 and 2006.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2007			2006
	(Dollar amounts in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$632,648	$13,830	8.75%	$387,182	$8,327	8.60%
Federal funds sold	9,374	123	5.25%	6,768	82	4.85%
Investment securities - taxable (7)	52,204	612	4.69%	35,134	348	3.96%
Investment securities - tax-exempt (6) (7)	18,273	180	5.97%	6,143	54	5.33%
Other interest and dividend income	3,796	61	6.43%	2,499	27	4.32%
Total Earning Assets	716,295	14,806	8.32%	437,726	8,838	8.10%

Non-interest-earning assets
Allowance for loan losses	-9,086			-4,824
Cash and due from banks	13,650			6,175
Premises and equipment	23,726			11,241
Accrued interest receivable	6,108			3,563
Other assets	28,959			5,824
Total Assets	$779,652			$459,705

Interest bearing liabilities
Interest bearing demand	$112,680	$906	3.22%	$55,254	$417	3.02%
Savings	8,413	11	0.52%	1,603	2	0.50%
Time deposits	474,968	6,213	5.23%	306,063	3,405	4.45%
Total interest bearing deposits	596,061	7,130	4.78%	362,920	3,824	4.21%
Federal Home Loan Bank advances	33,522	400	4.77%	21,490	255	4.75%
Other borrowings	1,345	18	5.35%	2,189	29	5.30%
Trust Preferred Securities	10,310	193	7.49%	10,310	185	7.18%
Total borrowed funds	45,177	611	5.41%	33,989	469	5.52%
Total interest-bearing liabilities	641,238	7,741	4.83%	396,909	4,293	4.33%

Non-interest bearing deposits	48,752			26,568
Other liabilities	6,042			6,433
Stockholder's equity	83,620			29,795
Total Liabilities and Stockholder’s Equity	$779,652			$459,705
Net interest revenue (1)		$7,065			$4,545
Net interest spread (2)			3.49%			3.77%
Net interest margin (3)			4.00%			4.18%

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

(5) Interest income includes loan fees as follows (in thousands): 2007 - $507; 2006 - $460

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the six months ended June 30, 2007 and 2006.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Six Months Ended June 30,
	2007			2006
	(Dollar amounts in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$619,988	$26,644	8.60%	$369,251	$15,467	8.38%
Federal funds sold	14,254	366	5.14%	5,465	131	4.79%
Investment securities - taxable (7)	52,172	1,175	4.50%	33,570	653	3.89%
Investment securities - tax-exempt (6) (7)	18,289	338	5.60%	5,674	101	5.39%
Other interest and dividend income	3,899	149	7.64%	2,089	48	4.60%
Total Earning Assets	708,602	28,672	8.15%	416,049	16,400	7.91%

Non-interest-earning assets
Allowance for loan losses	-8,974			-4,604
Cash and due from banks	13,362			5,452
Premises and equipment	22,322			10,718
Accrued interest receivable	6,038			3,245
Other assets	24,986			5,792
Total Assets	$766,336			$436,652

Interest bearing liabilities
Interest bearing demand	$110,925	$1,738	3.13%	$51,780	$711	2.75%
Savings	8,385	22	0.52%	1,522	4	0.53%
Time deposits	467,576	11,972	5.12%	294,513	6,327	4.30%
Total interest bearing deposits	586,886	13,732	4.68%	347,815	7,042	4.05%
Federal Home Loan Bank advances	33,939	794	4.68%	18,845	427	4.53%
Other borrowings	1,651	43	5.21%	2,335	56	4.80%
Trust Preferred Securities	10,310	384	7.45%	10,310	354	6.87%
Total borrowed funds	45,900	1,221	5.32%	31,490	837	5.32%
Total interest-bearing liabilities	632,786	14,953	4.73%	379,305	7,879	4.15%

Non-interest bearing deposits	47,245			24,987
Other liabilities	6,793			4,470
Stockholder’s equity	79,512			27,890
Total Liabilities and Stockholder's Equity	$766,336			$436,652
Net interest revenue (1)		$13,719			$8,521
Net interest spread (2)			3.42%			3.76%
Net interest margin (3)			3.92%			4.12%

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

(5) Interest income includes loan fees as follows (in thousands): 2007 - $1,058; 2006 - $840

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and six months ended June 30, 2007 compared to June 30, 2006.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared to 2006			Compared to 2006
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$5,360	$143	$5,503	$10,771	$406	$11,177
Investment securities:
Taxable investment securities	192	72	264	406	116	522
Tax-exempt investment securities	119	7	126	233	4	237
Interest earning deposits and fed funds sold	61	14	75	313	23	336
Total interest income	5,732	236	5,968	11,723	549	12,272

Interest paid on:
Deposits:
Interest bearing demand deposits	461	28	489	914	113	1,027
Savings	9	—-	9	18	—	18
Time deposits	2,136	672	2,808	4,235	1,410	5,645
Other borrowings and FHLB advances	104	30	134	292	62	354
Trust Preferred Securities	—	8	8	—	30	30
Total interest expense	2,710	738	3,448	5,459	1,615	7,074

Increase in net interest revenue	$3,022	$(502)	$2,520	$6,264	$(1,066)	$5,198

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2007, was $592,000 compared to $921,000 for the same period of 2006.  The provision for loan losses for the second quarter of 2007 was $148,000 compared to $483,000 for the same period of 2006.  The decrease in the provision for loan losses is due to a slower loan growth during the second quarter which is attributable to a sluggish real estate market.  Net charge-offs as an annualized percentage of average outstanding loans for the six months ended June 30, 2007 were 0.11%, as compared with -0.04% for the same period of 2006.  Net loan charge-offs increased significantly this year as compared to the same period in 2006 due to the Company charging off $300,000 for one participation purchased loan from the Company’s portion of the foreclosed property being recorded to other real estate at fair market value.  Net charge-offs as an annualized percentage of average outstanding loans for the second quarter of 2007 were -0.12%, as compared with -0.06% for the same period of 2006.  During the second quarter of 2007, the Company had minimal charge-offs and received over $200 thousand from charged-off loans from prior year.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$587,388	$224,299	$363,089	161.88%
Other service charges, commissions and fees	159,278	49,392	109,886	222.48%
Gain on sale of other assets	94,559	2,895	91,664	3166.29%
Mortgage origination income	449,246	280,329	168,917	60.26%
Other income	308,987	255,284	53,703	21.04%
Total noninterest income	$1,599,458	$812,199	$787,259	96.93%

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$306,380	$112,565	$193,815	172.18%
Other service charges, commissions and fees	97,942	26,049	71,893	275.99%
Gain on sale of other assets	93,272	2,895	90,377	3121.83%
Mortgage origination income	243,126	162,064	81,062	50.02%
Other income	169,435	134,101	35,334	26.35%
Total noninterest income	$910,155	$437,674	$472,481	107.95%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services.  This income should grow with the growth in the Bank's demand deposit account base.  Total service charges, including non-sufficient funds fees, were $306 thousand, or 34% of total noninterest income for the second quarter of 2007 compared with $113 thousand, or 26% for the second quarter of 2006.  Total service charges, including non-sufficient funds fees, were $587 thousand, or 37% of total noninterest income for the six months ended June 30, 2007 compared with $224 thousand, or 28% for the same period of 2006.  The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for the six months ended June 30, 2007 was 12,354 accounts when compared to the same period of 2006 with 3,724 accounts.  The increase in the number of deposit accounts includes 3,549 transaction and savings accounts from the purchase of Sapelo National Bank on December 15, 2006 and 4,147 transaction and savings accounts from the purchase of First Community Bank on January 31, 2007.  The increase in mortgage origination fees for the six months ended June 30, 2007 is primarily due to the mortgage loan brokerage activity which was started in late 2004 and the volume of mortgages originated for the three and six months ended June 30, 2007 was larger than the same period of 2006. Mortgage loan closings for the six months ended June 30, 2007 were approximately 143 closings compared to 102 closings for the six months ended June 30, 2006.  Mortgage loan closings for the three months ended June 30, 2007 were approximately 88 closings compared to 62 closings for the three months ended June 30, 2006.   The increase on the gain on sale of other assets for the three and six months ended June 30, 2007 is primarily due to the sale of two foreclosed properties and the sale of one location during the second quarter.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Salaries	$3,534,887	$1,744,634	$1,790,253	102.61%
Employee benefits	1,209,352	703,060	506,292	72.01%
Occupancy expense	680,038	382,186	297,852	77.93%
Equipment rental and depreciation of equipment	378,060	195,681	182,379	93.20%
Loss on sales / calls of investment securities	307	9,753	(9,446)	-96.85%
Other expenses	2,869,451	1,560,056	1,309,395	83.93%
Total noninterest expense	$8,672,095	$4,595,370	$4,076,725	88.71%

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Salaries	$1,855,616	$944,874	$910,742	96.39%
Employee benefits	654,432	353,873	300,559	84.93%
Occupancy expense	356,709	192,893	163,816	84.93%
Equipment rental and depreciation of equipment	203,919	111,697	92,222	82.56%
Loss on sales / calls of investment securities	382	—	382	100.00%
Other expenses	1,599,203	761,836	837,367	109.91%
Total noninterest expense	$4,670,261	$2,365,173	$2,305,088	97.46%

The increases in noninterest expenses are primarily due to the growth of the bank.  The most significant increases in the first half of 2007 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At June 30, 2007, the number of full-time equivalent employees was 163 compared to 77 at June 30, 2006.  The increase in the number of full-time equivalent employees is directly related to the purchase of Sapelo National Bank and First Community Bank, growth of the bank and the hiring for two new branches in Rincon and Bonaire and one loan production center in Valdosta.  The bank operates from fifteen facilities as of June 30, 2007 compared to seven facilities as of June 30, 2006.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 34.90% and 36.56% for the six months ended June 30, 2007 and 2006, respectively.  Income tax expense was 34.79% and 36.23% for the three months ended June 30, 2007 and 2006, respectively.  The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income.  For the six months ended June 30, 2007, the tax-free income expressed as a percentage of earnings before income taxes was 6.00% when compared to 2.64% for the six months ended June 30, 2006.  For the three months ended June 30, 2007, the tax-free income expressed as a percentage of earnings before income taxes was 5.88% when compared to 2.53% for the three months ended June 30, 2006.   The increase in tax-free income is due to an increase in the interest revenue on certain investment securities and loans that are exempt from income taxes.  The average balances of these certain investment securities and loans that are exempt from income taxes increased significantly when comparing the first six months of 2007 to the same period of 2006.  We acquired the tax – exempt loans through our acquisitions of Sapelo National Bank and First Community Bank.  For our tax – exempt investment securities, the average balance for the six months ended June 30, 2007 increased $12.6 million when compared to the same period of 2006.

We purchased approximately $6.7 million since the second quarter of 2006 and we acquired approximately $5.0 million from our acquisition of First Community Bank

Liquidity

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $21,400,000. At June 30, 2007, the Company had $100,200 in federal funds purchased. The Company has a total available line of $34,714,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $34.7 million in advances on this line at June 30, 2007.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at June 30, 2007 and 2006 were 13.09% and 15.12%, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2007 and as of December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2007, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2007 and December 31, 2006 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$81,429,000	12.16%	$53,571,711	>	8.0%	N/A		N/A
Bank	78,894,000	11.80%	53,487,458	>	8.0%	66,859,322	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$73,051,000	10.91%	$26,783,135	>	4.0%	N/A		N/A
Bank	70,516,000	10.55%	26,735,924	>	4.0%	40,103,886	>	6.0%

Tier I Capital To Average Assets
Consolidated	$73,051,000	9.64%	$30,311,618	>	4.0%	N/A		N/A
Bank	70,516,000	9.32%	30,264,378	>	4.0%	37,830,472	>	5.0%

December 31, 2006

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$69,138,000	12.31%	$44,931,275	>	8.0%	N/A		N/A
Bank	66,183,000	11.81%	44,831,837	>	8.0%	56,039,797	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$62,117,000	11.06%	$22,465,461	>	4.0%	N/A		N/A
Bank	59,163,000	10.55%	22,431,469	>	4.0%	33,647,204	>	6.0%

Tier I Capital To Average Assets
Consolidated	$62,117,000	9.84%	$25,250,813	>	4.0%	N/A		N/A
Bank	59,163,000	9.38%	25,229,424	>	4.0%	31,536,780	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at June 30, 2007.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At June 30, 2007, all of the Trust Preferred Securities qualify as a Tier I capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Six Months Ended June 30, 2007

As of June 30, 2007, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4. Controls and Procedures

For the Six Months Ended June 30, 2007

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

During the second quarter of 2007, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As discussed in the Management’s Report on Internal Controls over Financial Reporting in the Annual Report on Form 10-K for the year ended December 31, 2006, the Company elected to exclude Sapelo from the scope of its assessment of internal control over financial reporting as of December 31, 2006.  Sapelo was acquired by the Company on December 15, 2006, and was integrated into our existing internal controls over financial reporting via a data conversion.  Based on internal audits performed during the second quarter of 2007, we are not aware of any facts that lead us to believe the data conversions of Sapelo or First Community Bank will constitute, individually or collectively, a material weakness to our internal control over financial reporting.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Six Months Ended June 30, 2007

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

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

The regular annual meeting of the shareholders of the Company was held on May 22, 2007.

At the Annual Meeting, the shareholders elected the following Class II directors to serve for three-year terms or until their successors are duly qualified and elected.  The following table sets forth the number of votes cast and withheld with respect to each nominated director.

Name	Votes for	Votes Withheld
Carolyn Crayton	3,071,729	92,593
Michael C. Griffin	3,157,295	7,027
Thomas J. McMichael	3,075,075	89,247
Tyler J. Rauls, Jr.	3,075,075	89,247
Mark A. Stevens	3,074,775	89,547

Shareholders also voted on the approval of the 2007 Stock Incentive Plan that was effective on January 1, 2007.  The 2007 Stock Incentive Plan is an amendment and restatement of the New Southern Bank 2001 Stock Incentive Plan.  The amended and restated Stock Incentive Plan increases the number of shares of the Company’s common stock from 80,000 to 180,000.  This proposal was approved by the votes set forth in the following table.

Other Proposals	Shares Voted in Favor	Shares Voted Against	Shares Withheld
2007 Stock Incentive Plan	2,172,437	144,362	847,523

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

/s/ Mark A. Stevens

Mark A. Stevens
President and Chief Executive Officer

Date: July 31, 2007