Form 10-Q
period 2007-09-30
Atlantic Southern Financial Group, Inc.
filed 2007-10-31
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15 (d) of the Exchange Act
For the transition period from to

Commission File Number  000-51112

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	20-2118147
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1701 Bass Road
Macon, Georgia 31210

(Address of Principal Executive Offices)

(478) 757-8181

(Issuer’s Telephone Number, Including Area Code)

4077 Forsyth Road, Macon, Georgia 31210

(Former Address, if Changed Since Last Report)

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 4,151,779 shares outstanding at October  31, 2007

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

INDEX

		Page
PART I:	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

The following consolidated financial statements are provided for Atlantic Southern Financial Group, Inc.

	Consolidated Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006 (audited).	2

	Consolidated Statements of Earnings (unaudited) – For the Three Months And Nine Months Ended September 30, 2007 and 2006.	3

	Consolidated Statements of Comprehensive Income (unaudited) – For the Three Months and Nine Months Ended September 30, 2007 and 2006.	4

	Consolidated Statements of Cash Flows (unaudited) – For the Nine Months Ended September 30, 2007 and 2006.	5

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	25

PART II:	OTHER INFORMATION	26

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	As of
	September 30,	December 31,
	2007	2006
Assets

Cash and due from banks	$12,677,862	$13,130,014
Interest-bearing deposits in other banks	730,007	259,463
Federal funds sold	12,126,000	29,522,000
Total cash and cash equivalents	25,533,869	42,911,477
Securities available for sale, at fair value	76,148,287	57,596,002
Federal Home Loan Bank stock, restricted, at cost	2,892,000	2,327,600
Loans held for sale	3,191,365	1,532,093
Loans, net of unearned income	662,604,756	533,128,702
Less - allowance for loan losses	(9,174,591)	(7,258,371)
Loans, net	653,430,165	525,870,331
Bank premises and equipment, net	27,144,847	17,425,344
Accrued interest receivable	7,065,837	5,570,115
Cash surrender value of life insurance	4,395,988	4,264,395
Goodwill and other intangible assets, net of amortization	21,803,684	10,600,276
Other assets	3,284,165	2,977,859
Total Assets	$824,890,207	$671,075,492

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$44,428,562	$34,453,507
Money market and NOW accounts	111,870,090	94,942,442
Savings	8,556,109	4,200,929
Time deposits	521,015,572	423,397,729
Total deposits	685,870,333	556,994,607
Federal Home Loan Bank advances	34,700,000	31,700,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	5,201,548	3,202,163
Accrued expenses and other liabilities	2,127,918	6,636,790
Total liabilities	738,209,799	608,843,560
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,151,779 in 2007 and 3,609,747 in 2006	20,758,895	18,048,735
Paid-in capital surplus	53,407,223	37,806,852
Retained earnings	12,864,599	6,862,246
Accumulated other comprehensive income (loss)	(350,309)	(485,901)
Total shareholders’ equity	86,680,408	62,231,932
Total Liabilities and Shareholders’ Equity	$824,890,207	$671,075,492

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$14,303,957	$9,587,933	$40,948,229	$25,054,807
Interest on securities:
Taxable income	677,118	419,658	1,852,529	1,072,532
Non-taxable income	177,072	63,208	514,508	163,999
Income on federal funds sold	79,698	85,696	445,494	216,976
Other interest and dividend income	62,363	31,227	211,579	79,041
Total interest and dividend income	15,300,208	10,187,722	43,972,339	26,587,355
Interest Expense:
Deposits	7,524,581	4,597,347	21,256,737	11,639,285
Junior subordinated debentures	196,482	194,691	580,456	548,399
Federal funds purchased	23,369	9,270	66,362	65,420
FHLB borrowings and other interest expense	414,983	313,418	1,209,052	740,642
Total interest expense	8,159,415	5,114,726	23,112,607	12,993,746

Net interest income	7,140,793	5,072,996	20,859,732	13,593,609
Provision for loan losses	48,000	468,000	640,000	1,389,000
Net interest income after provision for loan losses	7,092,793	4,604,996	20,219,732	12,204,609
Noninterest Income:
Service charges on deposit accounts	403,522	127,016	990,910	351,315
Other service charges, commissions and fees	101,147	26,205	260,425	75,597
Gain (loss) on sales / calls of investment securities	3,408	—	3,101	(9,753)
Gain (loss) on sale of other assets	1,946	(1,022)	96,505	1,873
Mortgage origination income	276,288	154,317	725,534	434,646
Other income	162,163	92,493	471,150	347,777
Total noninterest income	948,474	399,009	2,547,625	1,201,455
Noninterest Expense:
Salaries	1,950,593	1,050,909	5,485,480	2,795,543
Employee benefits	669,720	277,567	1,879,072	980,627
Occupancy expense	367,025	188,029	1,047,063	570,215
Equipment rental and depreciation of equipment	237,285	102,671	628,939	299,158
Other expenses	1,658,511	795,798	4,514,368	2,355,048
Total noninterest expense	4,883,134	2,414,974	13,554,922	7,000,591

Earnings Before Income Taxes	3,158,133	2,589,031	9,212,435	6,405,473
Provision for income taxes	1,097,260	911,000	3,210,082	2,306,156
Net Earnings	$2,060,873	$1,678,031	$6,002,353	$4,099,317
Earnings per share:
Basic	$0.50	$0.51	$1.47	$1.40
Diluted	$0.46	$0.46	$1.35	$1.26

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$2,060,873	$1,678,031	$6,002,353	$4,099,317
Other comprehensive income (loss):
Unrealized holding gain (losses) on investment securities available for sale	1,125,727	543,379	94,076	(64,892)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges	30,230	18,848	114,465	(51,287)
Reclassification adjustment for (gains) losses realized in net earnings	(3,408)	—	(3,101)	9,753
Total other comprehensive income (loss), before tax	1,152,549	562,227	205,440	(106,426)
Income taxes related to other comprehensive (income) loss:
Unrealized holding (gains) losses on investment securities available for sale	(382,748)	(184,749)	(31,985)	22,063
Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges	(10,277)	(6,408)	(38,918)	17,438
Reclassification adjustment for gains (losses) realized in net earnings	1,159	—	1,055	(3,316)
Total income taxes related to other comprehensive (income) loss	(391,866)	(191,157)	(69,848)	36,185
Total other comprehensive income (loss), net of tax	760,683	371,070	135,592	(70,241)
Total comprehensive income	$2,821,556	$2,049,101	$6,137,945	$4,029,076

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$6,002,353	$4,099,317
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	640,000	1,389,000
Depreciation	781,144	379,128
Stock based compensation	17,952	—
Amortization and (accretion), net	147,752	22,051
Gain on sales of assets	(96,505)	(1,873)
(Gain) loss on sales / calls of investment securities	(3,101)	9,753
Change in cash surrender value of life insurance	(131,593)	(122,799)
Changes in assets and liabilities, net of effects of purchase acquisition in 2007:
Loans held for sale	(1,659,272)	(1,832,682)
Changes in accrued income and other assets	358,745	(2,131,835)
Changes in accrued expenses and other liabilities	1,977,627	1,012,933
Net cash provided by operating activities	8,035,102	2,822,993
Cash Flows from Investing Activities, net of effects of purchase acquisition in 2007:
Net change in loans to customers	(81,045,120)	(115,440,909)
Purchase of available for sale securities	(14,336,829)	(17,644,693)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	7,789,165	3,560,252
Cash received from First Community, net of cash paid of $235,034	5,556,520	—
Cash paid to Sapelo shareholders	(5,322,492)	—
Purchase of FHLB stock	(292,900)	(790,000)
Property and equipment expenditures	(8,434,964)	(2,805,714)
Proceeds from sales of assets	413,857	—
Net cash used in investing activities	(95,672,763)	(133,121,064)
Cash Flows from Financing Activities, net of effects of purchase acquisition in 2007:
Net change in deposits	70,358,099	120,015,871
Advances on FHLB borrowings	28,400,000	12,000,000
Payments on FHLB borrowings	(28,400,000)	—
Payment for fractional shares	(10,320)	—
Payment for issuance of common stock	(87,726)	—
Proceeds from issuance of common stock, net of issuance cost of $211,312	—	20,788,688
Net cash provided by financing activities	70,260,053	152,804,559
Net Increase (Decrease) in Cash and Cash Equivalents	(17,377,608)	22,506,488
Cash and Cash Equivalents, Beginning of Year	42,911,477	5,782,394
Cash and Cash Equivalents, End of Quarter	$25,533,869	$28,288,882

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

(2)         Stock-Based Compensation

The Company granted 8,000 options during the first quarter 2007. There were no grants issued during the second or third quarter of 2007. The Company recognized $17,952 of stock-based employee compensation expense during the first nine months of 2007 associated with its stock option grants. The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R). As of September 30, 2007, there was $101,728 of unrecognized compensation cost related to stock option grants. The cost is expected to be recognized over the vesting period of approximately five years.

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$2,060,873	$1,678,031	$6,002,353	$4,099,317

Weighted average common shares outstanding	4,151,779	3,304,052	4,092,215	2,922,397
Shares issued from assumed exercise of common stock equivalents	331,888	339,341	342,049	333,512
Weighted average number of common and common equivalent shares outstanding	4,483,667	3,643,393	4,434,264	3,255,909
Earnings per share:
Basic	$0.50	$0.51	$1.47	$1.40

Diluted	$0.46	$0.46	$1.35	$1.26

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

On August 10, 2007, the Company and CenterState Banks of Florida, Inc. (“CSB”) and its wholly owned subsidiary CenterState Bank Mid Florida (“Target”) entered into an agreement pursuant to which CenterState Bank West Florida, National Association (“West Florida”) will purchase all the assets and assume the liabilities of Target, except for Target’s main office and a minimum amount of capital and deposits required by banking laws.  Target will then be acquired by the Company.  Under the terms of the agreement, the Company will pay CSB in immediately available funds, an amount equal to the sum of $1,000,000, less the $100,000 deposit CSB received from the Company when the agreement was executed, plus an amount equal to the aggregate capital remaining at closing.  Immediately after consummation of the acquisition of Target by the Company, the Company will sell Target’s main office to West Florida. The transaction, which is subject to bank regulatory approval and customary representations, warranties and covenants of both parties, will facilitate the Company’s expansion into Florida.  The transaction has been approved by the boards of directors of both the Company and CSB, and is expected to close on November 30, 2007. After consummation of the transactions, the Company plans to open a full-service branch location at 13474 Atlantic Boulevard in Jacksonville, Florida. The Jacksonville metro area is home to over one million people and has approximately $29 billion in bank deposits.

(5)         Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end. The Company does not intend to implement the provisions of SFAS No. 159 upon the adoption date.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Nine Months in the Period Ended

September 30, 2007 and 2006

The following discussion of financial condition as of September 30, 2007 compared to December 31, 2006, and the results of operations for the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at September 30, 2007, were approximately $824,890,000, which represented an increase of approximately $153,815,000 or 23% from December 31, 2006. Net earnings increased 46% for the nine months ended September 30, 2007 to $6,002,000 or $1.35 per diluted share compared to $4,099,000 or $1.26 per diluted share for the nine months ended September 30, 2006. Net earnings increased 23% for the three months ended September 30, 2007 to $2,061,000 or $0.46 per diluted share compared to $1,678,000 or $0.46 per diluted share for the three months ended September 30, 2006.

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

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective markets in the middle Georgia region and in the coastal Georgia region. In the middle Georgia region, we opened our new branch in Bonaire in efforts to increase our presence in the growing Houston County area. In August, we opened our new corporate center, Northwinds, in north Bibb County. As for the coastal Georgia region, our Rincon office moved to its permanent location upon the completion of its building in May. Construction is now scheduled for our Pooler branch, near Savannah, Georgia, during the first quarter of 2008. In the South Georgia region, we have plans to expand our loan production office in Valdosta, Georgia into a full-service branch during the first quarter of 2008.

On August 10, 2007, the Company and CenterState Banks of Florida, Inc. (“CSB”) and its wholly owned subsidiary CenterState Bank Mid Florida (“Target”) entered into an agreement pursuant to which CenterState Bank West Florida, National Association (“West Florida”) will purchase all the assets and assume the liabilities of Target, except for Target’s main office and a minimum amount of capital and deposits required by banking laws.  Target will then be acquired by the Company.  Under the terms of the agreement, the Company will pay CSB in immediately available funds, an amount equal to the sum of $1,000,000, less the $100,000 deposit CSB received from the Company when the agreement was executed, plus an amount equal to the aggregate capital remaining at closing.  Immediately after consummation of the acquisition of Target by the Company, the Company will sell Target’s main office to West Florida. The transaction, which is subject to bank regulatory approval and customary representations, warranties and covenants of both parties, will facilitate the Company’s expansion into Florida.  The transaction has been approved by the boards of directors of both the Company and CSB, and is expected to close on November 30, 2007. After consummation of the transactions, the Company plans to open a full-service branch location at 13474 Atlantic Boulevard in Jacksonville, Florida. The Jacksonville metro area is home to over one million people and has approximately $29 billion in bank deposits.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	September 30,	December 31,
	2007	2006	$ Change	% Change
Assets:
Cash and due from banks	$12,677,862	$13,130,014	$(452,152)	-3.44%
Federal funds sold	12,126,000	29,522,000	(17,396,000)	-58.93%
Securities available for sale	76,148,287	57,596,002	18,552,285	32.21%
Loans, net of unearned income	662,604,756	533,128,702	129,476,054	24.29%
Cash surrender value of life insurance	4,395,988	4,264,395	131,593	3.09%
Goodwill and other intangible assets	21,803,684	10,600,276	11,203,408	105.69%
Total assets	824,890,207	671,075,492	153,814,715	22.92%
Liabilities:
Deposits	685,870,333	556,994,607	128,875,726	23.14%
FHLB advances	34,700,000	31,700,000	3,000,000	9.46%
Accrued expenses and other liabilities	2,127,918	6,636,790	(4,508,872)	-67.94%

Loan to Deposit Ratio	96.61%	95.72%

The most significant change in the composition of assets was the increase in loans of $129.5 million due to continued growth of the Company. Growth in Atlantic Southern Bank’s loan portfolio was divided between internally generated growth of approximately $79.5 million and the addition of approximately $50.0 million from the merger with First Community Bank. We were able to generate loan growth by primarily expanding in new markets including a loan production office in Valdosta, Georgia, which provided an increase of $10.9 million; opening new de novo branches in existing markets with a branch in Bonaire, Georgia, full service branches in Savannah, Georgia and Macon, Georgia; and increasing loan growth of $39.5 million in the Central Georgia, $9.6 million in the Mid-South Georgia and $28.1 million in the Coastal Georgia regions. The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth. Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 40.8% of our deposits as of September 30, 2007 when compared to 47.4% of our deposits as of December 31,

2006. The Company’s Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60%. The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature.

Investment Securities

Securities in our portfolio totaled $76.1 million at September 30, 2007, compared to $57.6 million at December 31, 2006. The most significant growth in the securities portfolio occurred as a result from the merger with First Community Bank, which had total investments of approximately $11.9 million. At September 30, 2007, the securities portfolio had unrealized net losses of approximately $531 thousand.

The following table shows the carrying value of the investment securities at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(Amounts in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$28,582	$25,240
U. S. Treasury Securities	251	—
State, County and Municipal	20,579	13,653
Mortgage-backed Securities	26,265	18,453
Other Investments	471	250
Total	$76,148	$57,596

Loans

Our loan demand continues to be strong. Total loans increased $129.5 million or 24% from December 31, 2006 to September 30, 2007. The increase in loans in 2007 is attributable to the $50.0 million in loans acquired from the acquisition of First Community Bank in January, our branching efforts along with the lending efforts of our senior management lending team. The following table presents a summary of the loan portfolio by category.

Loans Outstanding

	September 30,	December 31,
	2007	2006
	(Dollars in Thousands)

Commercial and agricultural	$62,482	$54,898
Real estate - commercial	247,470	192,876
Real estate - construction	284,705	224,540
Real estate - mortgage	60,055	54,003
Obligations of political subdivisions in the U.S.	315	1,728
Consumer	7,869	5,380
Total Loans	662,896	533,425
Less:
Unearned loan fees	(291)	(297)
Allowance for loan losses	(9,175)	(7,258)
Loans, net	$653,430	$525,870

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

The following table presents a summary of changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2007 and 2006.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in Thousands)

Balance beginning of period	$9,163	$5,140	$7,258	$4,150
Loans charged-off	(75)	(5)	(621)	(25)
Recoveries	39	14	258	103
Net charge-offs	(36)	9	(363)	78
Provision for loan losses	48	468	640	1,389
Allowance from purchase acquisition	—	—	1,640	—
Balance end of period	$9,175	$5,617	$9,175	$5,617

Total Loans:
At period end	$662,605	$446,960	$662,605	$446,960
Average	654,236	432,270	631,404	390,257

As a percentage of average loans (annualized):
Net charge-offs	0.02%	-0.01%	0.08%	-0.03%
Provision for loan losses	0.03%	0.43%	0.14%	0.47%
Allowance as a percentage of period end loans	1.38%	1.26%	1.38%	1.26%
Allowance as a percentage of non-performing loans	261.57%	1895.72%	261.57%	1895.72%

Management believes that the allowance for loan losses at September 30, 2007 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

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

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	September 30, 2007	December 31, 2006
Accruing loans 90 days past due	$—	$30,621
Non-accrual loans	3,242,871	617,420
Other real estate	264,636	—
Total non-performing assets	$3,507,507	$648,041

Nonperforming assets increased $2,859,466 or 441.25% from December 31, 2006 to September 30, 2007. On January 31, 2007, management placed one loan acquired from our acquisition of Sapelo National Bank with a balance of approximately $3.0 million on non-accrual that was secured by single-family residential real estate appraised at approximately $5.1 million. The borrower filed for bankruptcy protection on April 2, 2007. Based on a recent court hearing, it appears that our collateral will be released from the bankruptcy court no later than the first quarter of 2008. However, management is continuously monitoring this loan in order to minimize any losses.

On October 15, 2007, management placed four loans from one customer relationship with a balance of approximately $1.2 million on non-accrual. The loans are secured by various commercial real estate and a residential property with a total appraisal value of approximately $1.9 million. The customer has marketed the collateral for sale in order to pay off the loans. However, management is continuously monitoring these loans in order to minimize any losses.

Other real estate consists of two real estate construction properties totaling $264,636 at September 30, 2007. All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

Deposits

Total deposits at September 30, 2007 were $685.9 million, an increase of $128.9 million, or 23%, from December 31, 2006. Total non-interest bearing demand deposit accounts of $44.4 million increased $10.0 million, or 29%, and interest bearing demand and savings account of $120.4 million increased $21.3 million, or 22%, resulting mainly from our acquisition of First Community Bank in January.

Total time deposits as of September 30, 2007 were $521.0 million, an increase of $97.6 million, or 23%, from December 31, 2006. Total retail time deposits at September 30, 2007 increased approximately $78.3 million, or 18% of total time deposits, from December 31, 2006 resulting from $34.2 million from our acquisition of First Community Bank, our management team drawing customers away from other financial institutions and from our branching efforts. Total wholesale deposits at September 30, 2007 increased approximately $19.4 million, or 3% of total time deposits, from December 31, 2006 resulting mainly from our need to fund our loan growth during the third quarter. During the third quarter, we obtained $12.3 million of our wholesale deposits from a new brokered deposit service called Certificate of Deposit Account Registry Service (CDARS). CDARS system serves two purposes for us by providing less volatile deposits versus the traditional brokered deposits that tend to be highly sensitive to interest rates on CDs and by providing FDIC Insurance to our customers’ deposits that exceed $100,000 by exchanging the uninsured portion of their deposits with another member bank of the CDARS system which would entitle the entire deposit to be covered by FDIC Deposit Insurance.

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

The following table shows the significant components of net earnings:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Interest Income	$43,972,339	$26,587,355	$17,384,984	65.39%
Interest Expense	23,112,607	12,993,746	10,118,861	77.87%
Net Interest Income	20,859,732	13,593,609	7,266,123	53.45%
Provision for Loan Losses	640,000	1,389,000	(749,000)	-53.92%
Net Earnings	6,002,353	4,099,317	1,903,036	46.42%
Net Earnings Per Diluted Share	$1.35	$1.26	0.09	7.14%

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Interest Income	$15,300,208	$10,187,722	$5,112,486	50.18%
Interest Expense	8,159,415	5,114,726	3,044,689	59.53%
Net Interest Income	7,140,793	5,072,996	2,067,797	40.76%
Provision for Loan Losses	48,000	468,000	(420,000)	-89.74%
Net Earnings	2,060,873	1,678,031	382,842	22.81%
Net Earnings Per Diluted Shares	$0.46	$0.46	—	—

Net Interest Income

Our primary source of income is interest income from loans and investment securities. Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Net interest income increased $7.3 million, or 53%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Net interest income increased $2.1 million, or 41%, for the second quarter of 2007 compared to the same period in 2006.

Total interest and dividend income for the three and nine months ended September 30, 2007 increased $5.1 million, or 50%, and $17.4 million, or 65%, respectively, when compared to the three and nine months ended September 30, 2006 primarily due to increases in loan interest and fees on loans. This increase is partially the result of the average loan and loan held for sale portfolios for the three and nine months ended September 30, 2007 increasing approximately $222.0 million, or 51%, and $241.1 million, or 62%, respectively, when compared to average loan and loan held for sale portfolios for the three and nine months ended September 30, 2006. Additionally, the average yield on loans increased during the nine months ended September 30, 2007 to 8.67% compared to an average yield of 8.58% for the nine months ended September 30, 2006. However, the average yield on loans decreased during the three months ended September 30, 2007 to 8.68% compared to an average yield of 8.80% for the three months ended September 30, 2006, which is due in part from the Federal Reserve lowering the prime rate during September 2007 by 50 basis points.

Total interest expense for the three and nine months ended September 30, 2007 increased $3.0 million, or 60%, and $10.1 million, or 78%, respectively, when compared to the three and nine months ended September 30, 2006. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.

Average deposit balances increased approximately $241.4 million and $254.7 million when comparing the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006. These increases include approximately $22.5 million and $21.3 million in non-interest bearing balances in regular demand deposit accounts when comparing the three and nine months ended September 30, 2007 to the same periods in 2006, respectively. The average rate paid on the deposit portfolios for the three months ended September 30, 2007 increased to 4.83% from 4.57% when compared to the three months ended September 30, 2006. The average rate paid on the deposits for the nine months ended September 30, 2007 increased to 4.75% from 4.26% when compared to the nine months ended September 30, 2006. Average borrowing balances increased approximately $11.5 million and $13.4 million when comparing the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006, respectively. Average interest rates paid on borrowings were 5.38% and 5.37% for the three and nine months ended September 30, 2007, respectively, compared to 5.82% and 5.53% for the three and nine months ended September 30, 2006, respectively.

The banking industry uses two key ratios to measure relative profitability of net interest income, which are net interest spread and net interest margin. The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the impact of non-interest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of our investments, and is defined as net interest revenue as a percentage of total average earning assets which includes the positive impact of funding a portion of earning assets with customers’ non-interest-bearing deposits and with shareholders’ equity.

For the three months ended September 30, 2007 and 2006, our tax equivalent net interest spread was 3.40% and 3.63%, respectively, while the tax equivalent net interest margin was 3.89% and 4.15%, respectively. For the nine months ended September 30, 2007 and 2006, our tax equivalent net interest spread was 3.44% and 3.73%, respectively, while the tax equivalent net interest margin was 3.93% and 4.15%, respectively. The decreases in net interest spread and net interest margin from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 were due to the interest bearing liabilities repricing faster than our earning assets in an increasing interest rate environment. Also, our net interest margin has decreased due to our promotions of higher short-term yields on retail time deposits in order to reduce our dependency on wholesale time deposits to fund loan growth and to invest in investment securities.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended September 30, 2007 and 2006.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2007			2006
	(Dollar amounts in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$654,236	$14,304	8.68%	$432,270	$9,588	8.80%
Federal funds sold	6,303	80	5.04%	6,895	86	4.95%
Investment securities - taxable (7)	55,101	677	4.87%	40,168	420	4.15%
Investment securities - tax-exempt (6) (7)	18,601	177	5.72%	6,958	63	5.44%
Other interest and dividend income	4,208	62	5.85%	2,289	31	5.37%
Total Earning Assets	738,449	15,300	8.27%	488,580	10,188	8.30%

Non-interest-earning assets
Allowance for loan losses	-9,160			-5,398
Cash and due from banks	13,908			6,789
Premises and equipment	25,968			11,413
Accrued interest receivable	6,540			4,197
Other assets	28,447			5,896
Total Assets	$804,152			$511,477

Interest bearing liabilities
Interest bearing demand	$113,692	$925	3.23%	$62,807	$534	3.37%
Savings	8,352	12	0.57%	1,572	2	0.50%
Time deposits	496,097	6,588	5.27%	334,903	4,062	4.81%
Total interest bearing deposits	618,141	7,525	4.83%	399,282	4,598	4.57%
Federal Home Loan Bank advances	34,700	415	4.75%	24,264	313	5.12%
Other borrowings	1,737	23	5.25%	660	9	5.41%
Junior subordinated debentures	10,310	196	7.54%	10,310	195	7.50%
Total borrowed funds	46,747	634	5.38%	35,234	517	5.82%
Total interest-bearing liabilities	664,888	8,159	4.87%	434,516	5,115	4.67%

Non-interest bearing deposits	46,816			24,316
Other liabilities	7,101			3,343
Shareholders’ equity	85,347			49,302
Total Liabilities and Shareholders’ Equity	$804,152			$511,477
Net interest revenue (1)		$7,141			$5,073
Net interest spread (2)			3.40%			3.63%
Net interest margin (3)			3.89%			4.15%

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

(5) Interest income includes loan fees as follows (in thousands): 2007 - $464; 2006 - $448

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the nine months ended September 30, 2007 and 2006.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Nine Months Ended September 30,
	2007			2006
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$631,404	$40,948	8.67%	$390,257	$25,055	8.58%
Federal funds sold	11,604	445	5.13%	5,942	217	4.88%
Investment securities - taxable (7)	53,149	1,853	4.66%	35,769	1,073	4.01%
Investment securities - tax-exempt (6) (7)	18,393	514	5.66%	6,102	164	5.44%
Other interest and dividend income	4,280	212	6.63%	2,154	79	4.90%
Total Earning Assets	718,830	43,972	8.23%	440,224	26,588	8.10%

Non-interest-earning assets
Allowance for loan losses	-9,036			-4,869
Cash and due from banks	13,544			5,898
Premises and equipment	23,537			10,950
Accrued interest receivable	6,205			3,562
Other assets	25,861			5,829
Total Assets	$778,941			$461,594

Interest bearing liabilities
Interest bearing demand	$112,934	$2,662	3.15%	$55,456	$1,245	3.00%
Savings	8,374	35	0.56%	1,539	6	0.52%
Time deposits	477,083	18,560	5.20%	307,976	10,388	4.51%
Total interest bearing deposits	598,391	21,257	4.75%	364,971	11,639	4.26%
Federal Home Loan Bank advances	34,192	1,209	4.73%	20,651	741	4.80%
Other borrowings	1,680	66	5.25%	1,777	66	4.97%
Junior subordinated debentures	10,310	580	7.52%	10,310	548	7.11%
Total borrowed funds	46,182	1,855	5.37%	32,738	1,355	5.53%
Total interest-bearing liabilities	644,573	23,112	4.79%	397,709	12,994	4.37%

Non-interest bearing deposits	46,016			24,763
Other liabilities	6,895			4,094
Shareholders’ equity	81,457			35,028
Total Liabilities and Shareholders’ Equity	$778,941			$461,594
Net interest revenue (1)		$20,860			$13,594
Net interest spread (2)			3.44%			3.73%
Net interest margin (3)			3.93%			4.15%

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

(5) Interest income includes loan fees as follows (in thousands): 2007 - $1,521; 2006 - $1,288

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and nine months ended September 30, 2007 compared to September 30, 2006.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 Compared to 2006 Changes due to (a)			2007 Compared to 2006 Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$4,830	$(114)	$4,716	$15,619	$274	$15,893
Investment securities:
Taxable investment securities	174	83	257	584	196	780
Tax-exempt investment securities	111	3	114	343	7	350
Interest earning deposits and fed funds sold	20	5	25	315	46	361
Total interest income	5,135	(23)	5,112	16,861	523	17,384

Interest paid on:
Deposits:
Interest bearing demand deposits	414	(23)	391	1,352	65	1,417
Savings	10	—	10	29	—	29
Time deposits	2,114	412	2,526	6,363	1,809	8,172
Other borrowings and FHLB advances	124	(8)	116	415	53	468
Junior subordinated debentures	—	1	1	—	32	32
Total interest expense	2,662	382	3,044	8,159	1,959	10,118

Increase in net interest revenue	$2,473	$(405)	$2,068	$8,702	$(1,436)	$7,266

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2007, was $640,000 compared to $1,389,000 for the same period of 2006. The provision for loan losses for the third quarter of 2007 was $48,000 compared to $468,000 for the same period of 2006. The decrease in the provision for loan losses is mainly attributable to management’s determination that our allowance for loan loss was well reserved and the Company had minimal credit quality issues from our loan portfolio as of September 30, 2007. Net charge-offs as an annualized percentage of average outstanding loans for the nine months ended September 30, 2007 were 0.08%, as compared with -0.03% for the same period of 2006. Net loan charge-offs increased significantly this year as compared to the same period in 2006 due to the Company charging off $300,000 for one participation purchased loan from the Company’s portion of the foreclosed property being recorded to other real estate at fair market value. Net charge-offs as an annualized percentage of average outstanding loans for the third quarter of 2007 were 0.02%, as compared with -0.01% for the same period of 2006. During the third quarter of 2007 and 2006, the Company had minimal charge-offs and recoveries.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$990,910	$351,315	$639,595	182.06%
Other service charges, commissions and fees	260,425	75,597	184,828	244.49%
Gain (loss) on sales / calls of investment securities	3,101	(9,753)	12,854	-131.80%
Gain on sale of other assets	96,505	1,873	94,632	5052.43%
Mortgage origination income	725,534	434,646	290,888	66.93%
Other income	471,150	347,777	123,373	35.47%
Total noninterest income	$2,547,625	$1,201,455	$1,346,170	112.04%

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$403,522	$127,016	$276,506	217.69%
Other service charges, commissions and fees	101,147	26,205	74,942	285.98%
Gain (loss) on sales / calls of investment securities	3,408	—	3,408	100.00%
Gain (loss) on sale of other assets	1,946	(1,022)	2,968	-290.41%
Mortgage origination income	276,288	154,317	121,971	79.04%
Other income	162,163	92,493	69,670	75.32%
Total noninterest income	$948,474	$399,009	$549,465	137.71%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should grow with the growth in the Bank’s demand deposit account base. Total service charges, including non-sufficient funds fees, were $404 thousand, or 43% of total noninterest income for the third quarter of 2007 compared with $127 thousand, or 32% for the third quarter of 2006. Total service charges, including non-sufficient funds fees, were $991 thousand, or 39% of total noninterest income for the nine months ended September 30, 2007 compared with $351 thousand, or 29% for the same period of 2006. The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts. The number of deposit accounts for the nine months ended September 30, 2007 was 12,480 accounts when compared to the same period of 2006 with 4,002 accounts. The increase in the number of deposit accounts includes 3,549 transaction and savings accounts from the purchase of Sapelo National Bank on December 15, 2006 and 4,147 transaction and savings accounts from the purchase of First Community Bank on January 31, 2007. The increase in mortgage origination fees for the nine months ended September 30, 2007 is primarily due to the mortgage loan brokerage activity which was started in late 2004 and the volume of mortgages originated for the three and nine months ended September 30, 2007 was larger than the same period of 2006. Mortgage loan closings for the nine months ended September 30, 2007 were approximately 217 closings compared to 156 closings for the nine months ended September 30, 2006. Mortgage loan closings for the three months ended September 30, 2007 were approximately 74 closings compared to 54 closings for the three months ended September 30, 2006. The increase on the gain on sale of other assets for the nine months ended September 30, 2007 is primarily due to the sale of two foreclosed properties and the sale of one location during the second quarter.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Salaries	$5,485,480	$2,795,543	$2,689,937	96.22%
Employee benefits	1,879,072	980,627	898,445	91.62%
Occupancy expense	1,047,063	570,215	476,848	83.63%
Equipment rental and depreciation of equipment	628,939	299,158	329,781	110.24%
Other expenses	4,514,368	2,355,048	2,159,320	91.69%
Total noninterest expense	$13,554,922	$7,000,591	$6,554,331	93.63%

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Salaries	$1,950,593	$1,050,909	$899,684	85.61%
Employee benefits	669,720	277,567	392,153	141.28%
Occupancy expense	367,025	188,029	178,996	95.20%
Equipment rental and depreciation of equipment	237,285	102,671	134,614	131.11%
Other expenses	1,658,511	795,798	862,713	108.41%
Total noninterest expense	$4,883,134	$2,414,974	$2,468,160	102.20%

The increases in noninterest expenses are primarily due to the growth of the bank. The most significant increases for the nine months ended September 30, 2007 are increases in salaries and employee benefits. The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees. At September 30, 2007, the number of full-time equivalent employees was 164 compared to 85 at September 30, 2006. The increase in the number of full-time equivalent employees is directly related to the purchase of Sapelo National Bank and First Community Bank, growth of the bank and the hiring for the new branches in Rincon, Bonaire and Macon and our loan production center in Valdosta. The bank operates from sixteen facilities as of September 30, 2007 compared to seven facilities as of September 30, 2006. The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 34.85% and 36.00% for the nine months ended September 30, 2007 and 2006, respectively. Income tax expense was 34.74% and 35.19% for the three months ended September 30, 2007 and 2006, respectively. The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income. For the nine months ended September 30, 2007, the tax-free income expressed as a percentage of earnings before income taxes was 5.83% when compared to 2.56% for the nine months ended September 30, 2006. For the three months ended September 30, 2007, the tax-free income expressed as a percentage of earnings before income taxes was 5.77% when compared to 2.44% for the three months ended September 30, 2006. The increase in tax-free income is due to an increase in the interest revenue on certain investment securities and loans that are exempt from income taxes. The average balances of these certain investment securities and loans that are exempt from income taxes increased significantly when comparing the first nine months of 2007 to the same period of 2006. We acquired the tax—exempt loans through our acquisitions of Sapelo National Bank and First Community Bank. For our tax—exempt investment securities, the average balance for the nine months ended September 30, 2007 increased $12.3 million when compared to the same period of 2006. The increase in tax—exempt investment securities is mainly attributable to the $5.0 million in tax-exempt investment securities from our acquisition of First Community Bank and our continuous purchases of tax-exempt investment securities since the third quarter of 2006.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At September 30, 2007, the Company had no federal funds purchased. The Company has a total available line of $38,572,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $34.7 million in advances on this line at September 30, 2007.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at September 30, 2007 and 2006 were 13.48% and 15.80%, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007 and as of December 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2007, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2007 and December 31, 2006 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$83,931,000	12.03%	$55,814,464	>	8.0%	N/A		N/A
Bank	81,537,000	11.71%	55,704,184	>	8.0%	69,630,231	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,207,000	10.78%	$27,906,122	>	4.0%	N/A		N/A
Bank	72,824,000	10.45%	27,875,215	>	4.0%	41,812,823	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,207,000	9.61%	$31,303,642	>	4.0%	N/A		N/A
Bank	72,824,000	9.32%	31,254,936	>	4.0%	39,068,670	>	5.0%

December 31, 2006

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$69,138,000	12.31%	$44,931,275	>	8.0%	N/A		N/A
Bank	66,183,000	11.81%	44,831,837	>	8.0%	56,039,797	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$62,117,000	11.06%	$22,465,461	>	4.0%	N/A		N/A
Bank	59,163,000	10.55%	22,431,469	>	4.0%	33,647,204	>	6.0%

Tier I Capital To Average Assets
Consolidated	$62,117,000	9.84%	$25,250,813	>	4.0%	N/A		N/A
Bank	59,163,000	9.38%	25,229,424	>	4.0%	31,536,780	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at September 30, 2007. The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits. At September 30, 2007, all of the Trust Preferred Securities qualify as a Tier I capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Nine Months Ended September 30, 2007

As of September 30, 2007, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4. Controls and Procedures

For the Nine Months Ended September 30, 2007

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

During the third quarter of 2007, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As discussed in the Management’s Report on Internal Controls over Financial Reporting in the Annual Report on Form 10-K for the year ended December 31, 2006, the Company elected to exclude Sapelo from the scope of its assessment of internal control over financial reporting as of December 31, 2006. Sapelo was acquired by the Company on December 15, 2006, and was integrated into our existing internal controls over financial reporting via a data conversion. Based on internal audits performed during the third quarter of 2007, we are not aware of any facts that lead us to believe the data conversions of Sapelo or First Community Bank will constitute, individually or collectively, a material weakness to our internal control over financial reporting.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II: Other Information

For the Nine Months Ended September 30, 2007

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

Date: October 31, 2007