Form 10-K
period 2007-12-31
Atlantic Southern Financial Group, Inc.
filed 2008-03-14
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                          to

Commission File No. 000-51112

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia	20-2118147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1701 Bass Road, Macon, GA	31210
(Address of principal executive offices)	(Zip Code)

(478) 476-2170

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2007, was approximately $142,572,125.  There were 4,151,780 shares of the registrant’s common stock outstanding as of March 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-K that are not historical facts including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements.  Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 14.

ii

PART I

Item 1.                                   Business

Unless otherwise indicated, all references to “Atlantic Southern,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Atlantic Southern Financial Group, Inc. and our wholly-owned subsidiary, Atlantic Southern Bank.

BUSINESS

Atlantic Southern Financial Group, Inc.

We are a bank holding company headquartered in Macon, Georgia and, through our wholly-owned subsidiary, Atlantic Southern Bank, we operate nine banking locations in the central Georgia markets of Macon, Warner Robins, Roberta, Lizella, Bonaire and Byron, six in the coastal Georgia markets of Savannah, Darien, Rincon, Brunswick and St. Simons Island, Georgia, a loan production office in the South Georgia market of Valdosta, Georgia and one banking location in Jacksonville, Florida. We serve the banking and financial needs of various communities in central and coastal Georgia.

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

On November 30, 2007, Atlantic Southern completed its acquisition of CenterState Banks of Florida, Inc. and its subsidiary, CenterState Bank Mid Florida (“CenterState”). The main purpose of our acquisition was to facilitate the establishment of a branch office in Florida which, due to regulatory restrictions on branching, can only occur in a limited number of ways.  See “Supervision and Regulation — Atlantic Southern Bank — Branching,” on page 10.  We paid $1,098,878, including acquisition costs, in connection with the CenterState merger, and no shares of Atlantic Southern common stock were issued in connection with the transaction.

No changes in our executive management or business strategy have occurred or will occur as a result of the offering or acquisitions. As of December 31, 2007, we had total assets of approximately $852.5 million, total deposits of approximately $705.2 million and shareholders’ equity of approximately $89.1 million.

Atlantic Southern Bank

Atlantic Southern Bank began its banking operations on December 10, 2001, after receiving final approval from the Georgia Department of Banking and Finance and the FDIC to organize as a state-chartered commercial bank with federally insured deposits.

The bank is a full-service commercial bank specializing in meeting the financial needs of individuals and small- to medium-sized businesses and professional concerns in Bibb, Houston, Crawford, Peach, Effingham, McIntosh, Glynn, Lowndes and Chatham Counties in Georgia and in Duval County in Florida. We focus on community involvement and personal service while providing customers with sophisticated financial products. We offer a broad array of competitively priced deposit services, including interest-bearing and non-interest bearing checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. In addition we complement our lending and deposit products by offering ATM and debit cards, official checks, credit cards, direct deposit, automatic transfer, savings bonds, night depository, stop payments, collections, wire transfers, overdraft protection, non-profit accounts, telephone banking, and 24-hour Internet banking.

From December 31, 2002 to December 31, 2007, our business model has produced strong internal growth. Specifically, we have:

•	increased our total consolidated assets from $79.6 million to $852.5 million;

•	increased our total consolidated deposits from $70.7 million to $705.2 million;

•	increased our total consolidated net loans from $67.5 million to $688.3 million; and

•

expanded our branch network from one location in Bibb County to sixteen branches in Bibb, Houston Crawford, Peach, Effingham, Chatham, McIntosh and Glynn counties in Georgia and Duval County, Florida, and a loan production office in Lowndes County, Georgia.

Our deposits are insured by the FDIC. We operate sixteen full-service banking offices in Macon, Warner Robins, Roberta, Lizella, Byron, Darien, St. Simon’s Island, Rincon, Brunswick and Savannah, Georgia, and Jacksonville, Florida, and operate a loan production office in Valdosta, Georgia. After the completion of the Sapelo acquisition in December 2006, the branches in McIntosh and Glynn Counties began to operate under the name Sapelo Southern Bank; however, we continue to operate the remaining branches located in other counties under the name “Atlantic Southern Bank.”

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

Deliver Superior Banking Services at the Local Level. We effectively compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities. We designate regional bank presidents in our markets so that we are positioned to react quickly to changes in those communities while maintaining efficient and consistent centralized reporting and policies.

We offer personalized and flexible banking services to the communities in our markets. While we set rates across the organization, we tailor these to the competitive demands of the local market. For loan customers, this is usually driven by their creditworthiness and the specifics of the transaction. Our deposit rates are highly influenced by local market conditions.

Grow Throughout Georgia. We seek to increase our presence in our primary markets of central and coastal Georgia, as well as extend along the southern Georgian border through the opening of new branches in Lowndes County, specifically in Valdosta, Georgia. We expect to continue to leverage our existing bank branches and loan production office. We anticipate opening two branches during 2008.

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

We intend to continue to monitor our earnings and asset quality as we grow. We achieved a 2007 annualized loan and deposit growth of 31% and 27%, respectively, and returned 0.98% on average assets and 9.33% on average equity. In addition, we have taken measures to ensure that despite our loan growth, we consistently maintain good asset quality through our strong credit culture, extensive underwriting procedures and continuous loan review. As of December 31, 2007, our nonperforming assets, including accruing loans 90 days past due, as a percentage of total assets were 0.65% as compared to 0.10% as December 31, 2006. Similarly, our allowance for loan losses to total loans as of December  31, 2007 were 1.27%, compared to 1.36% as of December 31, 2006.

Expand Our Products and Services to Meet the Needs of the Communities in Which We Operate. We continually seek to expand our financial products and services to meet the needs of our customers and to increase our fee income; we are also focused upon lowering our costs of funds. Our branching initiatives combined with strong marketing of our deposit products have helped us grow our noninterest-bearing deposits. To serve the growing population of small and medium-sized businesses in our markets we focus on commercial real estate, and offer commercial real estate development and construction loans. We also focus on small business lending, and offer United States Small Business Administration (SBA) lending services, and other similar programs designed for the small and medium-sized business owner. Through our business accounts we offer checking, savings and CDs.  We also offer mortgage loans through our mortgage services division. We believe our strong relationship with the small and medium-sized business community will also offer opportunities for cross-selling of our retail services. In an effort to diversify our portfolio, we look to increase our retail customer base. We will do this by recruiting bank officers with retail experience and opening branch locations in retail friendly locations.

Market Area and Competition

We draw most of our customer deposits and conduct most of our lending transactions from and within our primary service areas, which encompass all of Bibb, Houston, Crawford, Peach, Effingham, McIntosh, Glynn and Chatham Counties in Georgia and Duval County, Florida. We also operate a loan production office in Valdosta, Lowndes County, Georgia, but do not take deposits at this location.  The greater Macon metropolitan area is the focal point of our central Georgia service area, which consists of operations in Bibb and Crawford counties within the Macon Metropolitan Statistical Area (“MSA”), and in the adjacent counties of Houston and Peach.  The City of Macon is immediately accessible to traffic from all directions via Interstates 75 and 16, the most heavily traveled interstate highway corridors in Georgia. Bibb and Houston Counties have each experienced consistent, steady population growth for decades, the ninth and thirteenth largest counties in Georgia, respectively as of the year 2000, according to data from the United States Census Bureau, with the entire Macon MSA growing at a rate of 10.9% over the last decade.  We expect its growth to continue.

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

With our completion of the CenterState acquisition on November 30, 2007, Atlantic Southern entered the Jacksonville, Florida banking market. The Jacksonville market is the most populous market in which we currently operate, and Jacksonville is the largest city in Florida.  The Jacksonville MSA had a 2006 population of approximately 1.27 million. Additionally, recent population growth in Jacksonville has been rapid, with total growth of approximately 21.4% from 1990 to 2000, and is expected to continue to trend upward.

Our Duval County, Florida banking office was not in operation as of June 30, 2007. If our Duval County banking office had been open, it would have competed with 29 other institutions for approximately $24.64 billion in deposits, based upon data available on the FDIC website as of June 30, 2007.

The table below shows our deposit market share in Bibb, Chatham, Crawford, Effingham, Glynn, Houston, McIntosh and Peach Counties, Georgia, markets, as of June 30, 2007.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Bibb County(1)	4	$494	$2,994	3/11	16.5%
Chatham County	1	5	4,589	19/20	0.1
Crawford County	1	23	44	1/2	51.3
Effingham County	1	14	397	6/7	3.5
Glynn County	3	23	1,759	11/15	1.3
Houston County	2	55	1,397	8/11	4.0
McIntosh County	1	29	99	2/3	29.2
Peach County	1	14	216	4/4	6.3

(1) Does not reflect our branch located at 1701 Bass Road, Macon, Georgia 31210, which opened after June 30, 2007.

The table below shows the deposit market share in Duval County, Florida as of June 30, 2007.

Market	Total Number of Financial Institutions	Total Market Deposits
	(Dollar amounts in millions)
Duval County	29	$24,644

The banking business is highly competitive. We compete with many other commercial banks, federal savings banks and credit unions in our central and coastal Georgia and Jacksonville, Florida service areas. As of June 30, 2007, 17 commercial banks served our central Georgia service area with a total of 93 branches. Of those branch offices, 48 represent large, national or regional financial institutions.  In our coastal Georgia service area, 28 commercial banks with a total of 155 branches served the community as of June 30, 2007. Our four largest competitors are Security Bank, SunTrust Bank, Wachovia Bank and Bank of America, which collectively control approximately 47.3% of our central and coastal Georgia service areas’ deposits. These institutions, as well as our other competitors, have greater resources, have broader geographic markets, have higher lending limits, offer various services we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank with greater personal service, and community involvement and, our ability to make credit and other business decisions quickly and locally. We believe our local ownership and management, as well as our focus on personalized service, helps us compete with these institutions and attract deposits and loans in our market area.

Lending Activities

Primarily we make loans to small and medium-sized commercial businesses. In addition, we originate loans secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2007 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Amounts in thousands)
Secured by real estate:
Construction and land development	$292,152	41.91%
Farmland	23,489	3.37%
Home equity lines of credit	7,945	1.14%
Residential first liens	54,406	7.80%
Residential jr. liens	5,548	0.80%
Multi-family residential	13,254	1.90%
Nonfarm and nonresidential	222,326	31.89%
Total real estate	619,120	88.81%
Other loans:
Commercial and industrial	69,079	9.91%
Agricultural production	35	0.01%
Credit cards and other revolving credit	209	0.03%
Consumer installment loans	8,690	1.25%
Obligations of state and political subdivisions in the U.S.	290	0.04%
Other—unearned fees	-277	-0.04%
Total other loans	78,026	11.19%
Total loans	$697,146	100.00%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $93.3 million in credit as of December 31, 2007. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2007, our contractual obligations to extend credit were comprised as follows:

Type	Dollar Amount	Percentage of Contractual Obligations
	(Amounts in thousands)
Commercial	$4,475	4.80%
Commercial Real Estate	62,325	66.82%
Consumer	4,351	4.67%
Other	22,116	23.71%
Total	$93,267	100.00%

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

Construction Loans. We make and hold real estate loans, consisting primarily of single-family residential construction loans for one-to-four unit family structures. We require a first lien position on the land associated with the construction project and offer these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections by building inspectors independent of the loan decision to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratio for these loans is predominantly 80% of the lower of the as-built appraised value. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, and the nature of changing economic conditions.

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

Credit Risks. The fundamental economic risk associated with each category of the loans we make is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments are factors that affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management team. In addition, a commercial borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to these changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

Lending Policies. We seek credit-worthy borrowers within our primary service area. Our primary lending function is to make loans to small- to medium-sized businesses. In addition to commercial loans, we make installment loans, home equity loans, real estate loans and second mortgage loans to individual consumers.

Lending Approval and Review. Under our loan approval process each lending officer is granted authority to extend loans up to an amount assigned and approved by the Board of Directors.  Loans that exceed an individual lending officer’s authority must obtain approval by the senior credit officer, the chief credit officer or the president, if the requested loan amount is within the senior credit officer, the chief credit officer or the president’s respective authority. If the requested loan amount is outside the senior credit officer, the chief credit officer or the president’s authority, the Board of Director’s Loan Committee must meet to provide the necessary approval. The Board of Director’s Loan Committee meets weekly to consider any lending requests exceeding the senior credit officer, the chief credit officer and president’s assigned lending authority.

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

Lending Limits. Our legal lending limits are 15% of our unimpaired capital and surplus for unsecured loans and 25% of our unimpaired capital and surplus for loans secured by readily marketable collateral. As of December 31, 2007, our legal lending limit for unsecured loans was approximately $9.3 million, and our legal lending limit for secured loans was approximately $15.4 million. While we generally employ more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

Deposits

Our principal source of funds for loans and investing in securities is time deposits. We utilize a comprehensive marketing plan, a broad product line and competitive products and services to attract deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. The primary sources of deposits are the residents of the market areas we serve and local businesses and their employees. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the Federal Home Loan Bank (FHLB), subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market. Our out-of-market, Internet or brokered, CDs represented 40.2% of total deposits as of December 31, 2007.

Other Banking Services

Given customer demand for increased convenience and account access, we offer a range of products and services, including 24-hour Internet banking, direct deposit, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout the United States.

Investments

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States government, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with our investments include, but are not limited to, interest rate fluctuation, maturity and concentration.

Seasonality and Cycles

We do not consider our commercial banking business to be seasonal.

Employees

On December 31, 2007, we had 167 full-time employees. Our staff increased largely as a result of our increased branching activities and strategic acquisitions. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

SUPERVISION AND REGULATION

We are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws generally are intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations.  We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

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

With our acquisition of CenterState Banks Mid Florida and the opening of our Jacksonville branch location, we obtained the right under Florida law to establish an additional branch or additional branches in the State of Florida to the same extent that any Florida bank may establish an additional branch or additional branches within the State of Florida.  Under current Florida law, we may open branch offices throughout Florida with the prior approval of the Division of Financial Institutions of the Florida Office of Financial Regulation. In addition, with prior regulatory approval, we may acquire branches of existing banks located in Florida.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories in which all institutions are placed.  The federal banking regulators have also specified by regulation the relevant capital levels for each category. As of December 31, 2007, the Bank qualified for the well-capitalized category.

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

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in Atlantic Southern Bank’s financial statements and regulatory reports.  Because of its significance, Atlantic Southern Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, Atlantic Southern Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Atlantic Southern Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis — Critical Accounting Policies.”

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31 2007, our ratio of total capital to risk-weighted assets was 11.62% and our ratio of Tier 1 Capital to risk-weighted assets was 10.40%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At

December 31, 2007, our leverage ratio was 9.34%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year.  These same limitations apply to a bank holding company’s payment of dividends to its shareholders. Our payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2007, the Bank could pay cash dividends of approximately $4.17 million without prior regulatory approval.

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

We declared no dividends in either 2006 or 2007, but declared our first dividend of $0.03 per share on January 10, 2008.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on many of the statutory and regulatory factors mentioned above.

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

Among other sources of funds, we rely heavily on deposits for funds to make loans and to provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits, so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Out-of-market certificates of deposit as of December 31, 2007 represented 40.2% of our total deposits. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract, keep or to replace them with other deposits or with funds from other sources. Not being able to attract time deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our net interest margin and results of operations.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2007, approximately 88.8% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Declines in real estate values have adversely affected our credit quality and profitability.

During 2007, confidence in the credit market for residential housing finance eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms.  The tightening of credit for residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties.  In turn, this has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets which has reduced the market values for comparable real estate.  The declines in values and the increased level of marketing required to sell properties has reduced or eliminated the potential profits to many of the builders and developers of properties to whom we have extended loans.  As a result, some of these borrowers have been unable to repay their loans in accordance with their terms, which has led to an increase in our past due and non-performing loans.  If these housing trends continue or exacerbate, the Company expects that it will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs that negatively impacts economic conditions in the United States as a whole or in specific regions of the country, the Company would experience significantly higher delinquencies and credit losses.  An increase in credit losses would reduce earnings and adversely affect the Company’s financial condition.  Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The Company’s business volume and growth is affected by the rate of growth and demand for housing in specific geographic markets.  Based on the activity discussed above, the Company expects that its level of historical growth could be significantly curtailed and its assets may in fact shrink, depending on the duration and extent of the current disruption in the housing and mortgage markets.  The current disruption may expand and adversely impact the U.S. economy in general and the housing and mortgage markets in particular.  In addition, a variety of legislative, regulatory and other proposals have been discussed or may be introduced in an effort to address the disruption.  Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption and applied to the Company, its financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to its business.

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Presently 17 banks serve our central Georgia service area with a total of 93 branches, 28 banks serve our coastal Georgia service area with a total of 155 branches, and 16 banks serve Lowndes County with a total of 36 branches.

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

We intend to establish two new offices over the next 12 months. The investment necessary for these branch expansions may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

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

If we fail to manage our past growth effectively, our financial condition and results of operations could be negatively affected.

We experienced significant growth in 2007, with our assets increasing $181.4 million or 27%, from December 31, 2006.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that have experienced this type of growth.  Failure to manage our past growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy.

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

Our access to additional short term funding to meet our liquidity needs is limited.

We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs.  To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank.  If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds.  Currently, our access to additional borrowed funds is limited and we may be required to pay above market rates for additional borrowed funds, which may adversely our results of operations.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures.  At December 31, 2007, we had outstanding trust preferred securities totaling $10.3 million.  We unconditionally guaranteed the payment of principal and interest on the trust preferred securities.  Also, the junior debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock.  As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio.  Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us.  We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses.  Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.  Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses.  If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We make no assurances that we will pay any dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.  The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose.  As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business.  In addition, our ability to pay dividends is restricted by federal policies and regulations.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

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

A significant portion of our loans are located outside of our primary market area where our ability to oversee such loans directly is limited.

Because approximately 13.8% of our loans are located outside of our primary market area, our senior management’s ability to oversee these loans directly is limited.  We may also be unable to properly understand local market conditions or promptly react to local market pressures.  Any failure on our part to properly supervise these out-of-market loans could have a material adverse effect on our business, financial condition and results of operations.

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

Current trends in the mortgage loan markets are adversely affecting our credit quality and profitability.

Since the beginning of 2007, the market has seen several subprime lenders and hedge funds that had invested in loans supported by real estate collateral declare bankruptcy and discontinue operations, while other lenders have continued to put in place more stringent underwriting criteria.  Recent losses on mortgage-backed investment securities recorded by some larger financial institutions have resulted in reduced valuations, demand and liquidity for these securities.

These challenges have affected the mortgage loan marketplace by increasing the borrower’s cost of funds for loan supported by real estate.  More stringent loan underwriting standards continue to reduce the number of real estate borrowers who can find financing in the marketplace, and this continues to reduce the number of properties sold and refinanced.  The number of residential properties on the market has continued to increase, and in certain markets including our own, there has been increasing downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons in valuing real estate collateral.  This affects the ability of some borrowers, particularly those in construction and development, to sell the properties securing their loans, which in turn makes it difficult for them to make the scheduled repayments on those loans.

The impact of the described changes in the economy as a whole, and the real estate marketplace specifically, has had a negative effect on our ability to grow our loan levels and on the values of the collateral underlying our loans.  These changes could limit growth in interest income and could also cause an increase in expenses associated with collecting on loans, foreclosing on real estate collateral, and selling properties that have already been foreclosed.  The potential impact on the Company will depend on the duration and depth of the real estate market downturn, which will also be affected by the financial market’s response to correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

Continuing weakness in residential property values and mortgage loan markets could adversely affect us.

Recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability.  Pricing may change rapidly impacting the value of loans in our warehouse and our portfolio.  This has been most pronounced in residential construction and development loans and in the subprime and Alt-A lending.  The turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets.  These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and by decreasing the value of the collateral for our mortgage loans.  We also have a significant amount of loans on one-to-four family residential properties, which are secured principally by single-family residences.  Loans of this type are generally smaller in size and geographically dispersed throughout our market area.  Losses on the residential loan portfolio depend to large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values, and are therefore difficult to predict.

Additionally, we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could harm our liquidity, results of operations and financial condition.  When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated.  Our whole loan sale agreements sometimes require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties.  In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan.  While we have taken steps to enhance our underwriting policies and procedures, there is no assurance that these steps will be effective nor impact risk associated with loans sold in the past.  If repurchase demands increase, our liquidity, results of operations and financial condition could be adversely affected.

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

We face intense competition in all of our current and planned markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business.  Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, credit unions, and mortgage companies.  Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services.  Many of our competitors are significantly larger than us and have greater access to capital and other resources.  Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry generally.  If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

Our ability to compete successfully depends on a number of factors, including, among other things:

•                  the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;

•                  the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•                  the rate at which we introduce new products and services relative to our competitors;

•                  customer satisfaction with our level of service; and

•                  industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Item 2.            Properties

Our home office is located at 1701 Bass Road, Macon, Bibb County, Georgia. We own this facility, which contains approximately 12,000 square feet of space, and also serves as our corporate headquarters.   We began conducting operations out of this location on August 21, 2007.

The following table summarizes pertinent details of our owned banking and loan production offices, and our leased operations center.

Office Address	City, State	Zip Code	Date Opened
1701 Bass Road	Macon, GA	31201	August 21, 2007

4077 Forsyth Road	Macon, GA	31201	December 10, 2001

502 Mulberry Street	Macon, GA	31201	March 29, 2004

494 Monroe Street	Macon, GA	31201	February 7, 2005

252 Holt Avenue (Leased)	Macon, GA	31201	February 22, 2005

464 S. Houston Lake Drive	Warner Robins, GA	31088	April 7, 2005

7393 Hodgson Memorial Drive, Suite 201	Savannah, GA	31406	December 19, 2005

597 S. Columbia Drive	Rincon, GA	31326	April 10, 2006

1200 Northway	Darien, GA	31305	December 15, 2006(1)

3420 Cypress Mill Road	Brunswick, GA	31520	December 15, 2006(1)

2449 Perry Lane Road	Brunswick , GA	31525	December 15, 2006(1)

1607 Frederica Road (Leased)	St. Simons Island, GA	31522	December 15, 2006(1)

300 North Dugger Street	Roberta, GA	31078	January 31, 2007(2)

8340 Eisenhower Pkwy	Lizella, GA	31052	January 31, 2007(2)

202 West White Road	Byron, GA	31008	January 31, 2007(2)

3338 A Ste. 1 Country Club Road (Leased)	Valdosta, GA	31605	February 1, 2007(3)

135 Highway 96	Bonaire, GA	31005	April 2, 2007

13474 Atlantic Boulevard (Leased)	Jacksonville, FL	32225	December 3, 2007(4)

(1) Atlantic Southern obtained this property upon the completion of its acquisition of Sapelo Bancshares, Inc. on December 15, 2006.

(2) Atlantic Southern obtained this property upon the completion of its acquisition of First Community Bank of Georgia on January 31, 2007.

(3) This location operates as a loan production office and is not a full-service bank branch.

(4) Atlantic Southern obtained this property upon the completion of its acquisition of CenterState Bank Mid Florida on November 30, 2007.

All of the offices listed above are owned by the Bank unless otherwise indicated. The Holt Avenue location has a lease term of three years. The Frederica Road location has a verbal month-to-month lease.  We own the building for the Cypress Mill Road location, however there is a long-term lease on the land.  The term of the long-term lease is renewed every ten years with the last year of the lease being 2031.  The Country Club Road location has a verbal month-to-month lease.  The Atlantic Boulevard location has a lease term of five years.  We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. We are not aware of any environmental problems with the properties that we own that would be material, either individually, or in the aggregate, to our operations or financial condition.  We also own parcels of land in Bibb County, Glynn County, and Chatham County, Georgia for possible development as future branch locations.

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

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2007 that required a vote of the security holders through solicitation of proxies or otherwise.

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

On June 12, 2006, Atlantic Southern closed its public offering of a total of 700,000 shares of common stock at a price of $30.00 per share.  On December 15, 2006, Atlantic Southern completed its acquisition of Sapelo Bancshares, Inc., whereby Sapelo shareholders received their pro rata portion of the merger consideration, which included 305,695 shares of Atlantic Southern common stock and approximately $6.24 million in cash.  Finally on January 31, 2007, Atlantic Southern completed its acquisition of First Community Bank of Georgia, whereby First Community Bank shareholders received their pro rata portion of 542,033 shares of Atlantic Southern common stock.

On April 16, 2007, our stock began trading on the NASDAQ Global Markets exchange under the symbol “ASFN,” where it is currently traded.  The average daily volume for our stock, beginning on April 16, 2007 and ending on December 31, 2007, was 2,314 shares.

As of March 11, 2008, there were 4,151,780 shares issued and outstanding and 1,894 shareholders of record.

We are aware of sporadic trades during 2006 with prices ranging from $24.50 to $34.50, and sporadic trades during 2005 with prices ranging from $10.33 to $24.50. During 2007, trades in our common stock occurred at prices ranging from $18.85 to $36.49. The last reported sale price of our common stock on March 11, 2008 was $17.03.

The following tables set forth for the periods indicated the high, low and closing quarter sale prices for our common stock as reported by the NASDAQ during each quarter of 2007, subsequent to our listing, and as reported by the OTC Bulletin Board during each quarter of 2006 and for those quarters of 2007 prior to our NASDAQ listing.

2007	High	Low	Close
First Quarter	$35.75	$31.75	$33.29
Second Quarter	36.49	32.11	34.34
Third Quarter	34.83	24.58	24.91
Fourth Quarter	26.00	18.85	19.00

2006	High	Low	Close
First Quarter	$30.00	$24.25	$30.00
Second Quarter	40.00	30.00	30.75
Third Quarter	34.50	30.50	33.75
Fourth Quarter	33.94	31.35	33.50

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We declared no dividends in either 2006 or 2007, but declared our first dividend of $0.03 per share on January 10, 2008.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends paid by the bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by banking laws, regulations and authorities. See “Supervision and Regulation—Payment of Dividends” on page 13.

During the fourth quarter of 2007, we did not repurchase any of our securities or sell any of our securities without registration under the Securities Act of 1933, as amended.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on Atlantic Southern’s common stock to the cumulative total return on the OTC Bulletin Board and the SNL NASDAQ Bank Stock Index since December 31, 2001.  Where applicable, the performance graph reflects the stock split on September 8, 2005 and the reorganization into a holding company in January 2005.

	Period Ending
Index	01/03/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
Atlantic Southern Financial Group, Inc.	100.00	213.97	271.32	295.59	303.00	167.65
Russell 2000	100.00	106.37	115.10	125.90	134.02	123.93
SNL Bank and Thrift Index	100.00	102.15	107.47	119.35	114.34	91.02

Item 6.            Selected Financial Data.

        Our selected consolidated financial data is presented below as of and for the years ended December 31, 2003 through 2007.  The selected consolidated financial data presented below as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, are derived from our audited financial statements and related notes included in this 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 30.  The selected consolidated financials as of December 31, 2004 and 2003, and for the two years ended December 31, 2004, have been derived from our audited financial statements that are not included in this annual report on Form 10-K.  The shares outstanding and per share financial data presented below has been adjusted to give effect to the 3-for-2 stock split in the form of a stock dividend effected on September 30, 2005.

        In January 2005, shareholders of Atlantic Southern Bank exchanged their common stock in Atlantic Southern Bank for common stock in the newly formed holding company, Atlantic Southern Financial Group.  The transaction was accounted for on historical carrying amounts.  The consolidated financial statements as of December 31, 2007, 2006 and 2005 include the accounts of Atlantic Southern Financial Group and its wholly-owned subsidiary, Atlantic Southern Bank.  Year-end data for 2004 and 2003 reflect financial data for Atlantic Southern Bank.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004(1)	2003(1)
	(Amounts in thousands, except share and per share amounts)
Income Statement Data:
Total interest and dividend income	$59,306	$37,874	$21,624	$10,591	$6,076
Total interest expense	31,513	18,973	8,957	3,369	2,149
Net interest income before provision for loan losses	27,793	18,901	12,667	7,222	3,927
Provision for loan losses	665	1,671	1,493	1,377	808
Net interest income after provision for loan losses	27,128	17,230	11,174	5,845	3,119
Noninterest income	3,356	1,684	1,186	387	212
Noninterest expense	18,593	10,100	6,364	3,632	2,438
Earnings before income taxes	11,891	8,814	5,996	2,600	893
Income tax provision (benefit)	4,147	2,850	2,111	938	(16)
Net earnings	$7,744	$5,964	$3,885	$1,662	$909

Per Common Share:
Net Earnings — basic	$1.89	$1.97	$1.49	$0.71	$0.51
Net Earnings — diluted (2)	1.75	1.77	1.33	0.67	0.49
Cash dividends declared	—	—	—	—	—
Book value	21.46	17.24	9.75	8.44	7.09

Period End Balances:
Loans (net of unearned income and allowance for loan losses)	$688,267	$525,870	$327,291	$225,482	$134,277
Earning assets (3)	791,730	628,630	374,129	251,250	4,152
Total assets	852,479	671,075	388,710	263,317	161,280
Deposits	705,232	556,995	334,575	221,248	140,220
Shareholders’ equity	89,083	62,232	25,386	21,966	14,403
Shares outstanding	4,151,780	3,609,747	2,604,052	2,604,052	2,032,653

Average Balances:
Loans	$664,544	$414,272	$285,238	$176,609	$103,107
Earning assets (3)	731,927	469,553	317,385	195,787	115,215
Total assets	793,036	492,880	330,137	203,677	121,053
Deposits	656,113	414,527	279,253	170,766	105,247
Shareholders’ equity	83,042	39,619	22,654	18,373	11,820
Shares outstanding — basic	4,107,229	3,031,996	2,604,052	2,343,982	1,778,983
Shares outstanding — diluted (2)	4,433,947	3,367,065	2,911,930	2,493,247	1,869,027

Performance Ratios:
Return on average assets	0.98%	1.21%	1.18%	0.82%	0.75%
Return on average equity	9.33%	15.05%	17.15%	9.05%	7.68%
Net interest margin, taxable equivalent	3.85%	4.05%	4.01%	3.70%	3.41%
Efficiency ratio (4)	59.69%	49.06%	45.93%	47.73%	58.90%
Average loans to average deposits	98.24%	99.94%	102.14%	103.42%	97.97%
Average equity to average assets	10.47%	8.04%	6.86%	9.02%	9.76%

Capital Ratios:
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Tier I capital to risk adjusted assets	10.40%	11.06%	10.21%	9.06%	9.96%
Total capital to risk adjusted assets	11.62%	12.31%	11.89%	10.21%	11.03%
Tier I capital to average tangible assets	9.34%	9.84%	8.88%	8.91%	9.49%

Asset Quality Ratios:
Nonperforming assets to total assets (5)	0.65%	0.10%	0.07%	0.05%	0.00%
Loan loss allowance to nonperforming loans (5)	185.68%	1,120.06%	1,445.99%	2,043.80%	—
Net loans charged-off to average loans	0.11%	0.04%	0.05%	0.07%	0.00%
Provision for loan loss to average loans	0.10%	0.40%	0.52%	0.78%	0.78%

(1)          Atlantic Southern Bank only.  The holding company reorganization was completed on January 3, 2005.

(2)          Shares outstanding — diluted are computed by taking the net income applicable to common stock divided by average number of common shares outstanding with the effect of dilutive options and warrants, etc.

(3)          Earning Assets are determined by adding loans, mortgage loans held for sale, investment securities, Federal Home Loan Bank stock, Silverton Bank stock, interest bearing deposits in other banks, federal funds sold, and cash surrender value of life insurance.

(4)          Noninterest expense divided by the sum of net interest income and noninterest income.

(5)          Nonperforming assets include non-accrual loans and loans over 90 days past due.  During the fiscal year 2003, Atlantic Southern Bank did not have any nonperforming assets.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to provide insight into the financial condition and results of operations of Atlantic Southern Financial Group, Inc. and its subsidiary and should be read in conjunction with the consolidated financial statements and accompanying notes.

Organization

The Bank began operations on December 10, 2001 and operates as a state chartered bank in nine banking locations in the middle Georgia markets of Macon and Warner Robins, six locations in the coastal markets of Savannah, Darien, Brunswick and St. Simons Island, Georgia, one location in the northeast Florida market of Jacksonville, Florida and one loan production office in the south Georgia market of Valdosta, Georgia.  At the April 27, 2004 Annual Meeting of Shareholders, the shareholders approved the proposal to reorganize the Bank into a holding company structure by virtue of a share exchange whereby each share of Bank common stock issued and outstanding was to be converted into and exchanged for the right to receive one share of the Company’s common stock. The Company was organized by the Bank for the purpose of serving as its holding company. The share exchange was consummated on January 3, 2005.

The Bank is focused on serving the needs of small to medium-sized business borrowers and individuals in the metropolitan areas we serve.  Through Atlantic Southern Bank, the Company specializes in commercial real estate and small business lending.  The Bank offers a range of lending services, of which some are secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings.  Primarily, the Bank makes loans to small and medium-sized businesses; however, the Bank also makes loans to consumers for a variety of purposes.  The Bank’s principal source of funds for loans and investing in securities is time deposits, including out-of-market certificates of deposits and core deposits.  The Bank offers a wide range of deposit services including checking, savings, money market accounts and certificates of deposit.

Executive Summary and Recent Developments

Net earnings for 2007 were $7,743,875, representing an increase of 29.84% from 2006.  Diluted earnings per share were $1.75, down $0.02 per share from 2006, and return on average equity was 9.33% as compared to 15.05% for 2006.  Year-to-date net earnings were impacted by growth in the loan portfolio of Atlantic Southern Bank.  Return on average equity decreased due to our issuance of common stock from our two purchase acquisitions of Sapelo National Bank and First Community Bank and from the Company’s stock offering in June 2006.

On December 15, 2006, we consummated an agreement to acquire all of the outstanding shares of Sapelo Bancshares, Inc. (“Sapelo”) for $15.3 million using a combination of stock and cash.  Under the terms of the merger agreement, we issued, and shareholders of Sapelo were entitled to receive their pro rata portion of $6,239,972 and 305,695 shares of Atlantic Southern common stock.  The cash proceeds were obtained from a public offering in 2006.  Sapelo was a bank holding company with one subsidiary, Sapelo National Bank, based in Darien, Georgia.  Sapelo operated four full service banking offices in the coastal Georgia cities of Darien, Brunswick and St. Simons Island.  Sapelo had total assets of $77.7 million, including total loans of $52 million and total investments of $1.8 million.  Additionally, Sapelo had $66.7 million in deposits.  We accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $8.5 million, none of which will be deductible for income tax purchases.  Operations of Sapelo are included in the consolidated statements of earnings since its acquisition.

On January 31, 2007, the Company consummated an agreement to acquire all of the outstanding shares of First Community Bank for $18.4 million in Atlantic Southern common stock including certain acquisition costs totaling $235,034.  Under the terms of the merger agreement, the Company issued, and shareholders of First Community Bank were entitled to receive their pro rata portion of 542,033 shares of Atlantic Southern common stock.  First Community Bank was a community bank headquartered in Roberta, Georgia.  First Community Bank operated three full service banking offices in Crawford, Bibb and Peach counties of Georgia.  First Community Bank had total assets of $69.3 million, including total loans of $50 million and total investments of $11.9 million.  Additionally, First Community Bank had $58.6 million in deposits.  With the acquisition of First Community Bank, the Company was able to expand their presence in the middle Georgia area.  The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.9 million, none of which will be deductible for income tax purposes.  Operations of First Community Bank are included in the consolidated statements of earnings since its acquisition.

On April 16, 2007, the Company began trading on the NASDAQ Global Market under the symbol “ASFN.”  Our Board of Directors and management believe that this will improve the liquidity of the stock.

On November 30, 2007, the Company consummated an agreement with CenterState Banks of Florida, Inc. (“CSB”) and its wholly owned subsidiary CenterState Bank Mid Florida (“Target”) in which CenterState Bank West Florida, National Association (“West Florida”) purchased all the assets and assumed the liabilities of Target, except for Target’s main office and a minimum amount of capital and deposits required by banking laws.  Target was then acquired by the Company.  Under the terms of the agreement, the Company paid CSB in immediately available funds, an amount equal to the sum of $1,000,000, less the $100,000 deposit CSB received from the Company when the agreement was executed, plus an amount equal to the aggregate capital remaining at closing.  Immediately after consummation of the acquisition of Target by the Company, the Company sold the Target’s main office to West Florida. The transaction facilitated the Company’s expansion into Florida by opening a full-service branch location in Jacksonville, Florida.  The total consideration given to acquire the Florida charter was $1,093,878, including acquisition costs, and is included in goodwill and other intangible assets on the balance sheet.

On January 10, 2008, the Company declared its first dividend of $0.03 per share to all shareholders of record as of February 1, 2008.   Any future determination relating to the Company declaring dividends will be made at the discretion of our Board of Directors and will be subject to statutory and regulatory limitations.

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective markets in the middle Georgia region, in the coastal Georgia region and in the northeast Florida region.   In the middle Georgia region, we opened our new branch in Bonaire in efforts to increase our presence in the growing Houston County area.  In August, we opened our new corporate center, Northwinds, in north Bibb County which serves as the home to our executive offices.  In the coastal Georgia region, our Rincon office moved to its permanent location upon the completion of its building in May.  Construction is now scheduled for our Pooler branch, near Savannah, Georgia, during the first quarter of 2008.  In the South Georgia region, we have plans to expand our loan production office in Valdosta, Georgia into a full-service branch during the first quarter of 2008.

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

Management’s monthly evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report and in Note A to the Consolidated Financial Statements.

Results of Operations

General

Our results of operations are determined by our ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

The following table shows the significant components of net earnings for the past three years.

	For the Years Ended December 31,
		Change			Change
		From Prior	Percent		From Prior	Percent
	2007	Year	Change	2006	Year	Change	2005
	(Dollar amounts in thousands)
Interest Income	$59,306	$21,432	56.59%	$37,874	$16,250	75.15%	$21,624
Interest Expense	31,513	12,540	66.09%	18,973	10,016	111.82%	8,957
Net Interest Income	27,793	8,892	47.05%	18,901	6,234	49.21%	12,667
Provision for Loan Losses	665	(1,006)	-60.20%	1,671	178	11.92%	1,493
Net Earnings	7,744	1,780	29.85%	5,964	2,079	53.51%	3,885
Net Earnings Per Diluted Share	1.75	(0.02)	-1.13%	1.77	0.44	33.08%	1.33

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities.  Net interest income increased approximately $8,892,000 or 47% for 2007 compared to 2006.  Net interest income increased approximately $6,234,000 or 49% for 2006 compared to 2005.

Total interest and dividend income for 2007 increased approximately $21,432,000 or 57% when compared to 2006 and increased approximately $16,250,000 or 75% when compared to 2005 which are primarily due to increases in interest and fees on loans.  The increase in 2007 is partially the result of the average loan portfolio for 2007 increasing approximately $230 million or 56% when compared to average loan portfolio for 2006.  The increase in 2006 is partially the result of the average loan portfolio for 2006 increasing approximately $129 million or 45% when compared to average loan portfolio for 2005.  Additionally, the average yield on loans decreased during 2007 to 8.57% compared to an average yield of 8.59% for 2006 and compared to an average yield of 7.18% for 2005.

Total interest expense for 2007 increased approximately $12,540,000 or 66% when compared to 2006 and increased approximately $10,016,000 or 112% when compared to 2005.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $241.6 million when comparing 2007 to 2006.  This increase includes approximately $20.4 million in average non-interest bearing balances in regular demand deposit accounts and approximately $221.1 million in interest bearing deposits.  The average deposit balances increased approximately $135.3 million when comparing 2006 to 2005.  During that period, the most significant increase was due to approximately $5.1 million in average non-interest bearing balances in regular demand deposit accounts and approximately $79.2 million in interest bearing balances in average wholesale time deposits.  The average rate paid on the deposit portfolios for 2007 increased to 4.75% from 4.39% when compared to 2006 and compared to an average rate of 3.07% in 2005.   Average borrowing balances increased approximately $11.9 million when comparing 2007 to 2006.  When comparing 2006 to 2005, the average borrowing balances increased approximately $8.9 million which was primarily due to more advances from Federal Home Loan Bank in 2006.  Average interest rates paid on borrowings were 5.42% for 2007 compared to 5.58% for 2006 and 4.01% for 2005.

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

For 2007, 2006 and 2005, our tax equivalent net interest spread was 3.35%, 3.61% and 3.68%, respectively, while the tax equivalent net interest margin was 3.85%, 4.05% and 4.01%, respectively.  The decreases in net interest spread and net interest margin in 2007 were due to our promotions of higher short-term yields on retail time deposits in order to reduce our dependency on wholesale time deposits to fund loan growth and to invest in investment securities and the effect of the Federal Reserve’s action in lowering short-term rates in the second half of 2007 on the Company’s slightly asset-sensitive balance sheet.  In 2006, the net interest margin increased due to the earning assets repricing faster than our interest bearing liabilities when the interest rate environment was increasing and to the changes in the mix of the earning assets (investing federal funds sold into higher yielding assets such as loans and investment securities).

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	Year ended December 31,
	2007			2006			2005
				(Dollar amounts in thousands)
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5)	$644,544	$55,254	8.57%	$414,272	$35,575	8.59%	$285,238	$20,490	7.18%
Federal funds sold	10,398	522	5.02%	9,232	373	4.04%	3,619	113	3.12%
Investment securities - taxable (7)	53,782	2,537	4.72%	36,694	1,552	4.23%	23,289	837	3.59%
Investment securities - tax-exempt (6) (7)	18,797	710	5.72%	7,094	259	5.53%	3,625	124	5.18%
Other interest and dividend income	4,406	283	6.42%	2,261	115	5.09%	1,614	60	3.72%
Total Earning Assets	731,927	59,306	8.15%	469,553	37,874	8.09%	317,385	21,624	6.83%

Non-interest-earning assets
Allowance for loan losses	-9,066			-5,173			-3,547
Cash and due from banks	12,543			6,343			4,305
Premises and equipment	24,523			11,488			6,025
Accrued interest receivable	6,366			3,863			1,837
Other assets	26,743			6,806			4,132
Total Assets	$793,036			$492,880			$330,137

Interest bearing liabilities
Interest bearing demand	$112,277	$3,444	3.07%	$61,376	$1,864	3.04%	$39,748	$693	1.74%
Savings	8,309	46	0.55%	2,156	8	0.37%	1,422	8	0.56%
Time deposits	489,143	25,496	5.21%	325,014	15,167	4.67%	217,238	7,223	3.32%
Total interest bearing deposits	609,729	28,986	4.75%	388,546	17,039	4.39%	258,408	7,924	3.07%
Federal Home Loan Bank advances	34,760	1,666	4.79%	22,830	1,117	4.89%	16,555	549	3.32%
Other borrowings	1,524	79	5.18%	1,521	73	4.80%	1,968	84	4.27%
Trust Preferred Securities	10,310	782	7.58%	10,310	744	7.22%	7,223	400	5.54%
Total borrowed funds	46,594	2,527	5.42%	34,661	1,934	5.58%	25,746	1,033	4.01%
Total interest-bearing liabilities	656,323	31,513	4.80%	423,207	18,973	4.48%	284,154	8,957	3.15%

Non-interest bearing deposits	46,384			25,981			20,845
Other liabilities	7,287			4,073			2,484
Stockholder’s equity	83,042			39,619			22,654
Total Liabilities and Stockholder’s Equity	$793,036			$492,880			$330,137
Net interest revenue (1)		$27,793			$18,901			$12,667
Net interest spread (2) (6)			3.35%			3.61%			3.68%
Net interest margin (3) (6)			3.85%			4.05%			4.01%

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

(5)   Interest income includes loan fees as follows (in thousands): 2007 - $1,952; 2006 - $1,698; 2005 - $1,191

(6)   Reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7)   Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the years 2007 compared to 2006 and for the year 2006 compared to 2005.

	2007 Compared to 2006			2006 Compared to 2005
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$19,921	$(242)	$19,679	$10,161	$4,924	$15,085
Investment securities:
Taxable investment securities	736	249	985	539	176	715
Tax-exempt investment securities	441	10	451	126	9	135
Interest earning deposits and fed funds sold	274	43	317	184	131	315
Total interest income	21,372	60	21,432	11,010	5,240	16,250

Interest paid on:
Deposits:
Interest bearing demand deposits	1,562	18	1,580	513	658	1,171
Savings	38	—	38	—	—	—
Time deposits	8,429	1,900	10,329	4,221	3,723	7,944
Other borrowings and FHLB advances	584	(29)	555	230	327	557
Trust Preferred Securities	—	38	38	201	143	344
Total interest expense	10,613	1,927	12,540	5,165	4,851	10,016

Increase in net interest revenue	$10,759	$(1,867)	$8,892	$5,845	$389	$6,234

(a)   Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

The following table shows the related results of operations ratios for assets and equity:

	Years Ended December 31,
	2007	2006	2005
Return on Average Assets	0.98%	1.21%	1.18%
Return on Average Equity	9.33%	15.05%	17.15%
Average Equity to Average Assets	10.47%	8.04%	6.86%
Dividend Payout Ratio	0.00%	0.00%	0.00%

Provision for Loan Losses

The provision for loan losses was approximately $665 thousand in 2007, compared with $1.7 million in 2006 and $1.5 million in 2005.  The provision as a percentage of average outstanding loans for 2007, 2006 and 2005 was 0.10%, 0.40% and 0.52%, respectively.  Net charge-offs as a percentage of average outstanding loans were 0.11% in 2007, 0.04% in 2006, and 0.05% in 2005.  Net loan charge-offs increased significantly during 2007 as compared to 2006 and 2005 due to the Company charging off $300,000 for one participation purchased loan from the Company’s portion of the foreclosed property being recorded to other real estate at fair market value.  Also, the Company charged off approximately $344,000 for several impaired loans in the fourth quarter of 2007.

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

Noninterest Income

Total noninterest income for 2007 was approximately $3.4 million compared to approximately $1.7 million in 2006, and approximately $1.2 million in 2005.  The following table represents the components of noninterest income for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Amounts in thousands)
Service charges on deposit accounts	$1,415	186.32%	$494	23.03%	$402
Other service charges, commissions and fees	370	254.19%	104	37.23%	76
Gain (loss) on sale of other assets	97	1079.15%	(10)	-100.00%	—
Loss on sales/calls of investment securities	(43)	-337.61%	(10)	-100.00%	—
Mortgage origination income	929	39.20%	667	51.02%	441
Other income	588	34.17%	439	63.98%	267
Total noninterest income	$3,356	99.33%	$1,684	41.93%	$1,186

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should increase with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were $1.4 million, or 42% of total noninterest income for 2007, compared with $494 thousand, or 29% for 2006, and $402 thousand or 34% for 2005.  The continued increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for 2007 was 12,534 accounts (which includes 4,147 deposit accounts from the First Community acquisition in January 2007) when compared to 2006 with 7,792 accounts (which includes 3,549 transaction and savings accounts from the purchase of Sapelo National Bank on December 15, 2006).  The increase in mortgage origination income for 2007 is primarily due to general growth in mortgage loan brokerage activity.  Mortgage loan closings were approximately 276, 246, and 169 closings for 2007, 2006 and 2005, respectively.  The two most significant changes in other income for 2007 were $125,504 of rental income from a portion of two Bank owned facilities and $177,650 of income from the increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased in the second quarter of 2005.  During 2006, the most significant changes were $135,243 from the rental income from a portion of two Bank owned facilities and $163,732 of income from the increase in cash surrender value of life insurance.  The increase on the gain on sale of other assets for 2007 is primarily due to the sale of two foreclosed properties and the sale of one location during the second quarter.

Noninterest Expense

Total noninterest expense for 2007 was approximately $18.6 million, compared to approximately $10.1 million in 2006, and approximately $6.4 million in 2005.  The following table represents the major components of noninterest expense for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Amounts in thousands)
Salaries	$7,436	90.13%	$3,911	55.76%	$2,511
Employee benefits	2,327	65.34%	1,408	47.99%	951
Occupancy expense	1,476	95.17%	756	95.96%	386
Equipment rental and depreciation of equipment	862	96.15%	440	57.46%	279
Data processing	769	171.47%	283	21.97%	232
Other expenses	5,723	73.30%	3,302	64.68%	2,005
Total noninterest expense	$18,593	84.09%	$10,100	58.71%	$6,364

The increases in noninterest expenses are primarily due to the growth of the Company.  The most significant increases in 2007 are increases in salaries and employee benefits, which represents normal increases in salaries and an increase in the number of employees.  At December 31, 2007, the number of full-time equivalent employees was 167 compared to 121 full-time equivalent employees at December 31, 2006 and 66 full-time equivalent employees at December 31, 2005.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank, hiring for new branches and a loan production center in 2007 and 2006 and from the acquisitions of Sapelo Bancshares and First Community Bank in December 2006 and January 2007, respectively.  The bank operates from eighteen facilities as of December 31, 2007 compared to eleven facilities as of December 31, 2006 and five facilities as of December 31, 2005.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense was $4.1 million in 2007 compared with $2.8 million in 2006 and $2.1 million in 2005.  Income tax expense expressed as a percentage of earnings before income taxes (effective tax rates) for 2007, 2006 and 2005 were 34.9%, 32.3% and 35.2%, respectively.  These effective tax rates are lower than the statutory tax rate primarily due to the interest revenue on certain investment securities that are exempt from income taxes and tax credits received from affordable housing investments.  In 2007, pre-tax earnings increased from 2006, resulting in a higher effective tax rate.  In 2006, the effective tax rate decreased as tax-exempt interest revenue from securities and the tax credits from affordable housing investments increased as a percentage of pre-tax earnings.  Additional information regarding income taxes can be found in Note L to the Consolidated Financial Statements.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	December 31,
	2007	2006	$ Change	% Change
Assets:
Cash and due from banks	$8,059,524	$13,130,014	$(5,070,490)	-38.62%
Federal funds sold	11,350,000	29,522,000	(18,172,000)	-61.55%
Securities available for sale	74,387,100	57,596,002	16,791,098	29.15%
Loans, net of unearned income	697,145,715	533,128,702	164,017,013	30.76%
Cash surrender value of life insurance	4,442,044	4,264,395	177,649	4.17%
Goodwill and other intangible assets	22,806,983	10,600,276	12,206,707	115.15%
Total assets	852,479,064	671,075,492	181,403,572	27.03%
Liabilities:
Deposits	$705,231,923	$556,994,607	$148,237,316	26.61%
FHLB advances	40,500,000	31,700,000	8,800,000	27.76%
Junior subordinated debentures	10,310,000	10,310,000	—	—

The most significant change in the composition of assets was the increase in loans of $164.0 million due to continued growth of the Company.  Growth in Atlantic Southern Bank’s loan portfolio was divided between internally generated growth of approximately $114.0 million and the addition of approximately $50.0 million from the merger with First Community Bank.  We were able to generate loan growth by expanding in new markets including a loan production office in Valdosta, Georgia, which provided an increase of $12.2 million; opening de novo branches in existing markets with a branch in Bonaire, Georgia, full service branches in Savannah, Georgia and Macon, Georgia; and increasing loan growth of $62.4 million in the Central Georgia, $8.9 million in the Mid-South Georgia and $34.0 million in the Coastal Georgia regions.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 40.2% of our deposits as of December 31, 2007 when compared to 47.4% of our deposits as of December 31, 2006.  Our Funds Management Policy allows 60% of our deposits to be obtained from wholesale deposits.  The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature.

Investment Securities

Securities in our investment portfolio totaled $74.4 million at December 31, 2007, compared to $57.6 million at December 31, 2006.  The growth in the securities portfolio occurred as a result of our efforts to invest excess federal funds sold into investments and to maintain a certain level of liquid assets in correlation to our overall asset growth.  At December 31, 2007, the securities portfolio had unrealized net gains of approximately $461 thousand.

The following table shows the carrying value of the investment securities at December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005
	(Amounts in Thousands)
Securities available for sale:
U. S. Treasury Securities	$254	$—	$—
U. S. Government Sponsored Enterprises	27,493	25,240	18,537
State, County and Municipal	21,346	13,653	5,113
Mortgage-backed Securities	23,844	18,453	10,626
Other Investments	250	250	250
Equity Securities	1,200	—	—
Total	$74,387	$57,596	$34,526

The following table sets forth the maturities of the investment securities at carrying value at December 31, 2007 and the related weighted yields.

	MATURITY
	One Year		One through		Five through		Over Ten
	Or Less		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
	(Dollars in Thousands)
Available for Sale
U. S. Treasury Securities	$—	0.00%	$254	4.86%	$—	0.00%	$—	0.00%	$254
U. S. Government Sponsored Enterprises	8,572	3.91%	14,279	4.78%	3,077	5.78%	1,565	6.05%	27,493
State, County and Municipal - Tax Exempt (1)	—	0.00%	2,370	3.48%	5,767	3.62%	11,932	4.13%	20,069
State, County and Municipal - Taxable	—	0.00%	—	0.00%	482	4.63%	795	5.55%	1,277
Mortgage-backed Securities	—	0.00%	3,534	3.56%	3,833	4.76%	16,477	5.62%	23,844
Other Investments	—	0.00%	—	0.00%	250	6.98%	—	0.00%	250
Total	$8,572	3.91%	$20,437	4.42%	$13,409	4.54%	$30,769	5.06%	$73,187

(1)  Yield reflects taxable equivalent adjustments using a tax rate of 34 percent.

At December 31, 2007, we did not hold investment securities of any single issuer, other than obligations of the U.S. Government Sponsored Enterprises, whose aggregate book value exceeded ten percent of shareholders’ equity.

Loans

Our loan demand continues to be strong.  Total loans increased $164.0 million or 31% from year end 2006 to 2007.  The increase in loans in 2007 is attributable to $50.0 million in loans acquired from the acquisition of First Community Bank in January and our branching efforts along with the lending efforts of our senior management lending team.  The following table presents a summary of the loan portfolio by category.

Loans Outstanding

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial	$69,079	$54,898	$40,194	$38,165	$41,588
Real estate - commercial	258,390	192,876	99,309	72,595	41,727
Real estate - construction	292,152	224,540	146,305	80,472	31,892
Real estate - mortgage	68,578	54,003	43,670	33,539	17,377
Obligations of political subdivisions in the U.S.	290	1,728	—	—	—
Consumer	8,934	5,380	2,332	3,724	3,353
Total Loans	697,423	533,425	331,810	228,495	135,937
Less:
Unearned loan fees	(277)	(297)	(369)	(213)	(105)
Allowance for loan losses	(8,879)	(7,258)	(4,150)	(2,800)	(1,555)
Loans, net	$688,267	$525,870	$327,291	$225,482	$134,277

The following table sets forth the contractual maturity distribution of commercial, construction loans and obligations of states and political subdivisions in the US, including the interest rate sensitivity for loans maturing greater than one year.

Loan Portfolio Maturity

As of December 31, 2007

(Dollars in thousands)

					Rate Stucture for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	Or Less	Five Years	Years	Total	Rate	Rate
Commercial	$41,776	$25,754	$1,549	$69,079	$21,786	$5,517
Real estate - construction	232,414	57,767	1,971	292,152	39,045	20,693
Obligations of political subdivisions in the U.S.	131	159	—	290	159	—
Total	$274,321	$83,680	$3,520	$361,521	$60,990	$26,210

Asset Quality

At year-end 2007, the loan portfolio was 81.8% of total assets.  Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitors, controls and measures our credit risk, standardized credit analyses and our comprehensive credit policy.  As a result, management believes we have a thorough understanding of the asset quality, have an established warning and early detection system regarding the loans and have a comprehensive analysis of the allowance for loan losses.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years:

Analysis of Changes in Allowance for Loan Losses

	For the Years ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in Thousands)

Average loans outstanding	$644,544	$414,272	$285,238	$176,609	$103,107
Total loans at year-end	697,423	533,425	331,810	228,495	135,937

Allowance for possible loan losses, beginning of period	7,258	4,150	2,800	1,555	750

Charge-offs:
Commercial	290	114	75	106	—
Real estate - construction	56	—	—	—	—
Real estate - commercial	300	40	—	—	—
Real estate - mortgage	309	107	75	—	—
Consumer loans	11	11	—	26	3
Total	966	272	150	132	3

Recoveries:
Commercial	74	29	—	—	—
Real estate - construction	1	—	—	—	—
Real estate - commercial	16	50	—	—	—
Real estate - mortgage	101	25	—	—	—
Consumer loans	90	5	7	—	—
Total	282	109	7	—	—

Net charge-offs	684	163	143	132	3

Provision for loan losses	665	1,671	1,493	1,377	808
Allowance from purchase acquisition	1,640	1,600	—	—	—
Allowance for possible loan losses, end of period	$8,879	$7,258	$4,150	$2,800	$1,555

Allowance as a percentage of year-end loans	1.27%	1.36%	1.25%	1.23%	1.14%

As a percentage of average loans:
Net charge-offs	0.11%	0.04%	0.05%	0.07%	0.00%

The loan portfolio is reviewed quarterly to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

The allowance is composed of general allocations and specific allocations.  General allocations are determined by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the commercial loan portfolio.  Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit reviews and results from external bank regulatory examinations are included in this evaluation.  The need for specific allocations is evaluated on commercial loans that are classified in the Watch, Substandard or Doubtful risk grades, when necessary.  The specific allocations are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.  Loans for which specific allocations are provided are excluded from the calculation of general allocations.

Management prepares a monthly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses.  Management uses an outsourced independent loan review company on a quarterly basis to corroborate and challenge the internal loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.  Management rotates the loan review company on a periodic basis to ensure objectivity in the loan review process.

In addition, an internal loan review process is conducted by a committee comprised of members of senior management.  All new loans are risk rated under loan policy guidelines.  The internal loan review committee meets quarterly to evaluate the composite risk ratings.  Risk ratings may be changed if it appears that new loans were not assigned the proper initial grade, or, if on existing loans, credit conditions have improved or worsened.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*
Commercial	$770	9.90%	$649	10.29%	$470	12.11%	$435	16.70%	$445	30.59%
Real estate - commercial	4,998	37.05%	2,453	36.16%	1,356	29.93%	1,101	31.75%	569	30.70%
Real estate - construction	2,271	41.90%	2,496	42.10%	1,742	44.10%	861	35.22%	325	23.46%
Real estate - mortgage	512	9.83%	707	10.12%	461	13.16%	352	14.68%	180	12.78%
Obligations of political subdivisions in the U.S.	—	0.04%	17	0.32%	—	0.00%	—	0.00%	—	0.00%
Consumer	58	1.28%	63	1.01%	35	0.70%	43	1.65%	36	2.47%
Unallocated	270		873		86		8
Total	$8,879	100.00%	$7,258	100.00%	$4,150	100.00%	$2,800	100.00%	$1,555	100.00%

*      Loan balance in each category, expressed as a percentage of total loans.

Nonperforming Assets

Nonperforming assets, which includes non-accrual loans, accruing loans past due over 90 days and other real estate owned, totaled approximately $5.5 million at year-end 2007, compared to $648 thousand at December 31, 2006.  At December 31, 2007 and 2006, the ratio of nonperforming loans to total loans plus other real estate owned was 0.79% and 0.12%, respectively.

On January 31, 2007, management placed one loan acquired from our acquisition of Sapelo National Bank with a balance of approximately $2.9 million on non-accrual that was secured by single-family residential real estate appraised at approximately $5.1 million.  The borrower filed for bankruptcy protection on April 2, 2007.  Based on a recent court hearing, it appears our collateral will be released from bankruptcy court no later than early in the second quarter of 2008.  However, management is continuously monitoring this loan in order to minimize any losses.  On October 15, 2007, management placed four loans from one customer relationship with a balance of approximately $1.2 million on non-accrual.  The loans are secured by various commercial real estate and a residential property with a total appraisal value of approximately $1.9 million.  The customer sold the collateral to pay off the loans which occurred during the first quarter of 2008.  The Bank did not incur any losses on these loans.

Our policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.  The accrual of interest is discontinued when the loan is placed on non-accrual.  Interest income that would have been recorded on these non-accrual loans in accordance with their original terms totaled $284,097, $142,526 and $29,994 in 2007, 2006, and 2005, respectively, compared with interest income recognized of $38,809, $11,876 and $7,759, respectively.

Impaired loans totaled $4,780,760 and $648,041 at December 31, 2007 and 2006, respectively.  Impaired loans consist of loans on non-accrual status and loans that are 90 days or more past due.

There are no commitments to lend additional funds to customers with loans on non-accrual status at December 31, 2007.  The table below summarizes our nonperforming assets at year-end for the last five years.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonperforming loans:
Nonaccrual	$4,277	$617	$274	$137	$—
Loans 90 days or more past due	505	31	13	—	—
Total nonperforming loans	$4,782	$648	$287	$137	$—
Other real estate owned	759	—	—	—	—
Total nonperforming assets	$5,541	$648	$287	$137	$—

Nonperforming assets to total loans plus other real estate owned	0.79%	0.12%	0.09%	0.06%	0.00%

Nonperforming assets to total assets	0.65%	0.10%	0.07%	0.05%	0.00%

Allowance for loan losses to nonperforming loans (a)	185.68%	1120.06%	1445.99%	2043.80%	0.00%

(a)  We had no nonperforming loans at December 31, 2003.

Other real estate consists of five real estate construction properties totaling $603,787 and two single-family residential real estate properties totaling $155,000 as of December 31, 2007.  As of December 31, 2006, there were no other real estate properties owned by the Company.  All other real estate properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

Deposits and Other Borrowings

Average deposits increased approximately $241.6 million during 2007, compared to an increase of approximately $135.3 million during 2006.  Average time deposits were $489.1 million during 2007 as compared to $325.0 million during 2006.  The increase in time deposits can be attributed to the issuance of wholesale time deposits (brokered and internet), the management team drawing customers away from other financial institutions, branching efforts and acquisition of First Community Bank

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest bearing deposits	$46,384		$25,981		$20,845
Interest bearing demand deposits	112,277	3.07%	61,376	3.04%	39,748	1.74%
Savings	8,309	0.55%	2,156	0.37%	1,422	0.56%
Time deposits	489,143	5.21%	325,014	4.67%	217,238	3.32%
Total average deposits	$656,113	4.75%	$414,527	4.39%	$279,253	3.07%

Time deposits greater than $100,000 totaled $129.7 million at December 31, 2007, compared to $81.2 million at December 31, 2006.  We utilize wholesale time deposits (internet and brokered) as an alternative source for cost-effective funding.  We held approximately $283 million and $264 million in wholesale time deposits at December 31, 2007 and 2006, respectively.  The daily average balance of these brokered deposits totaled $260 million in 2007 as compared to $216 million in 2006.  The weighted average rates paid during 2007 and 2006 were 5.24% and 4.46%, respectively.  The weighted average interest rate on the deposits at December 31, 2007 and 2006 was 4.90% and 4.91%, respectively.

The following table set forth the scheduled maturities of time deposits greater than $100,000 and wholesale time deposits at December 31, 2007.

(Thousands)
$100,000 and greater:
3 months or less	$35,033
over 3 through 6 months	31,206
over 6 months through 1 year	52,604
over 1 year	10,849
Total outstanding certificates of deposit of $100,000 or more	$129,692

(Thousands)
Wholesale time deposits (brokered and internet):
3 months or less	$92,632
over 3 through 6 months	87,138
over 6 months through 1 year	85,355
over 1 year	18,178
Total wholesale time deposits	$283,303

Total borrowings from Federal Home Loan Bank advances increased approximately $8.8 million during 2007 compared to 2006 due to management minimizing the interest rate risk and meeting liquidity needs.  Total borrowings from Federal Home Loan Bank advances increased approximately $15.5 million during 2006 compared to 2005 due to management minimizing the interest rate risk and meeting liquidity needs.  Additional information regarding Federal Home Loan Bank advances, including scheduled maturities, is provided in Note J in the consolidated financial statements.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On June 12, 2006, we closed a public offering with a total of 700,000 shares of common stock at a price of $30.00 per share.  We received net proceeds of $20.8 million after deducting offering expenses.  On December 15, 2006, we issued 305,695 shares with a closing price of $32.71 to the shareholders of Sapelo Bancshares, Inc. as part of the merger agreement.  As a result of the shares issued in the merger with Sapelo, stockholders’ equity increased by approximately $10.0 million.  On January 31, 2007, we issued 542,033 shares with a closing price of $33.91 to the shareholders of First Community Bank as part of the merger agreement.  As a result of the shares issued in the merger with First Community Bank, stockholders’ equity increased by approximately $18.4 million. At December 31, 2007, stockholders’ equity was $89.1 million versus $62.2 million at December 31, 2006. The increase in stockholders’ equity was primarily the result of the additional capital raised in the initial public offering, the stock issued from the two mergers and retention of earnings. We have not paid any cash dividends.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well categorized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2007
Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,800,000	11.62%	$58,382,100	>	8.0%	N/A		N/A
Bank	82,541,000	11.32%	58,332,862	>	8.0%	72,916,078	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,921,000	10.40%	$29,200,385	>	4.0%	N/A		N/A
Bank	73,662,000	10.11%	29,144,214	>	4.0%	43,716,320	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,921,000	9.34%	$32,514,347	>	4.0%	N/A		N/A
Bank	73,662,000	9.08%	32,450,220	>	4.0%	40,562,775	>	5.0%

December 31, 2006
Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$69,138,000	12.31%	$44,931,275	>	8.0%	N/A		N/A
Bank	66,183,000	11.81%	44,831,837	>	8.0%	56,039,797	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$62,117,000	11.06%	$22,465,461	>	4.0%	N/A		N/A
Bank	59,163,000	10.55%	22,431,469	>	4.0%	33,647,204	>	6.0%

Tier I Capital To Average Assets
Consolidated	$62,117,000	9.84%	$25,250,813	>	4.0%	N/A		N/A
Bank	59,163,000	9.38%	25,229,424	>	4.0%	31,536,780	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at December 31, 2007.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At December 31, 2007, all of the Trust Preferred Securities qualifies as a Tier I capital.  For further information on our Trust Preferred Securities, see Note K in the consolidated financial statements.

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

We have been successful in replacing maturing brokered deposits and do not expect to experience significant disintermediation as the brokered deposits mature.  To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established overnight borrowing for Federal Funds Purchased through various correspondent banks, lines of credit through the membership of the Federal Home Loan Bank program, and participatory relationships with correspondent banks. Management believes the various funding sources are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.  Our liquid assets consist of cash and due from accounts and federal funds sold.

Our liquid assets as a percentage of total deposits at December 31, 2007 and 2006 were 2.75% and 7.66%, respectively.  The ratio of liquid assets as a percentage of deposits decreased primarily due to the 54.5% decrease in cash and due from banks accounts and federal funds sold shown above.

We have the ability, on a short-term basis, to purchase up to $25.0 million of federal funds from other financial institutions.  At December 31, 2007, there were no federal funds purchased from other financial institutions.  We can borrow funds from the Federal Home Loan Bank, subject to eligible collateral of loans.  At December 31, 2007, our maximum borrowing capacity from the Federal Home Loan Bank was approximately $42.3 million of which we had outstanding borrowings of $40.5 million leaving available unused borrowing capacity of $1.8 million.

Off-Balance Sheet Commitments

We are party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, which are agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance-sheet instruments.  At December 31, 2007, we had outstanding loan commitments of approximately $88.8 million and standby letters of credit of approximately $4.5 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Contractual Obligations

The following table is a summary of our commitments to extend credit as well as our contractual obligations, consisting of certificates of deposits and FHLB advances by contractual maturity date.

	2008	2009	2010	2011	2012 and After
	(Dollar amounts in thousands)
Certificates of deposit (1)	$509,099	$21,416	$6,057	$761	$2,986
FHLB borrowings	27,200	11,300	—	—	2,000
Commitments to extend credit	88,792	—	—	—	—
Standby letters of credit	4,475	—	—	—	—
Total commitments and contractual obligations	$629,566	$32,716	$6,057	$761	$4,986

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

Interest Rate Sensitivity

Our primary market risk is exposure to interest rate movements.  We have no foreign currency exchange rate risk, commodity price risk, or any other material market risk.   We have no trading or held to maturity investments.

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

Intense competition in our markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward.  The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2007.  Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate.  Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.  Distribution of maturities for available for sale securities is based on amortized cost.  Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities that may be different from the contractual terms.  Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes all interest bearing demand deposit accounts, money market deposit accounts and savings accounts reprice within one year and the time deposits reprice within one to five years.

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

The following table shows interest sensitivity gaps for these different intervals as of December 31, 2007:

	1-3	4-6	7-12	Over 1 Year	Over
	Months	Months	Months	thru 5 Years	5 Years
	(Dollars in Thousands)
Interest Rate Sensitive Assets:
Loans	$329,655	$79,583	$92,669	$182,292	$13,224
Securities	2,000	1,496	5,085	20,232	45,113
FHLB stock	—	—	—	—	3,153
Interest bearing deposits in other banks	415	—	100	—	—
Federal funds sold	11,350	—	—	—	—
Total Interest Rate Sensitive Assets	$343,420	$81,079	$97,854	$202,524	$61,490

Interest Rate Sensitive Liabilities:
Money market and NOW accounts	$111,029	$—	$—	$—	$—
Savings	7,809	—	—	—	—
Time deposits	159,799	164,622	184,513	29,669	1,716
Other borrowings	17,200	4,000	6,000	11,300	12,310
Total Interest Rate Sensitive Liabilities	$295,837	$168,622	$190,513	$40,969	$14,026
Interest Rate Sensitivity GAP	$47,583	$(87,543)	$(92,659)	$161,555	$47,464

Cumulative Interest Rate Sensitivity GAP	$47,583	$(39,960)	$(132,619)	$28,936	$76,400
Cumulative GAP as a % of total assets
December 31, 2007	5.58%	-4.69%	-15.56%	3.39%	8.96%

The interest rate sensitivity at December 31, 2007 indicates an asset-sensitive position in the three months or fewer periods and a liability-sensitive position in the four months to six months period and the seven months to twelve months period. On a cumulative basis through one year, our rate sensitive liabilities exceed rate sensitive assets, resulting in a liability-sensitive position of $132.6 million or 15.6% of total assets. Generally, a liability-sensitive position indicates that declining interest rates would have a positive impact on net interest income and rising interest rates would adversely affect net interest income. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

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

Interest rate risk represents the sensitivity of earnings to changes in interest rates.  As interest rates change, the interest income and expense associated with our interest sensitive assets and liabilities change, thereby impacting net interest income, the primary component of our earnings.  We utilize the results of both a static and dynamic gap report to quantify the estimated exposure of net interest income to a sustained change in interest rates. The gap analysis projects net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) shock.  The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities.  The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets.

We measure this exposure based on an immediate change in interest rates of 200 basis points up or down.  Given the scenario, we had, at year-end, an exposure to falling rates and a benefit from rising rates.  More specifically, the model forecasts a decline in net interest income of $3.0 million, or 10.6%, as a result of a 200 basis point decline in rates.  The model also predicts a $3.4 million increase in net interest income, or 11.9%, as a result of a 200 basis point increase in rates.  The forecasted results of the model are within the limits specified by our guidelines.  The following chart reflects Atlantic Southern’s sensitivity to changes in interest rates as of December 31, 2007.  The model is based on a static balance sheet and assumes that paydowns and maturities of both assets and liabilities are reinvested in like instruments at current interest rates, rates down 200 basis points, and rates up 200 basis points.

The following sensitivity analysis is a modeling analysis, for which there is no input for growth or change in asset mix.  While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Interest Rate Risk: Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$25,416	$28,424	$31,809
$ change net interest income	(3,008)	—	3,385
% change net interest income	(10.60)%	0.00%	11.90%

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

Item 8.            Financial Statements and Supplementary Data

Thigpen, Jones, Seaton & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS
1004 Hillcrest Parkway • P.O. Box 400 • Dublin, Georgia 31040-0400
Tel 478-272-2030 • Fax 478-272-3318 • E-mail tjs@tjscpa.com

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

/s/ THIGPEN, JONES, SEATON & CO., PC

January 10, 2006

Dublin, Georgia

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Southern Financial Group, Inc. and subsidiaries

We have audited the consolidated balance sheets of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Atlantic Southern Financial Group, Inc. and subsidiary as of and for the year ended December 31, 2005, was audited by other auditors whose report, dated January 10, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atlantic Southern Financial Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of Atlantic Southern Financial Group, Inc.’s internal control over financial reporting.

\s\Porter Keadle Moore, LLP

Atlanta, Georgia

March 11, 2008

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
Assets

Cash and due from banks	$8,059,524	$13,130,014
Interest-bearing deposits in other banks	514,654	259,463
Federal funds sold	11,350,000	29,522,000
Total cash and cash equivalents	19,924,178	42,911,477
Securities available for sale, at fair value	74,387,100	57,596,002
Federal Home Loan Bank stock, restricted, at cost	3,153,000	2,327,600
Loans held for sale	679,427	1,532,093
Loans, net of unearned income	697,145,715	533,128,702
Less - allowance for loan losses	(8,878,795)	(7,258,371)
Loans, net	688,266,920	525,870,331
Bank premises and equipment, net	27,899,376	17,425,344
Accrued interest receivable	7,239,571	5,570,115
Cash surrender value of life insurance	4,442,044	4,264,395
Goodwill and other intangible assets, net of amortization	22,806,983	10,600,276
Other assets	3,680,465	2,977,859
Total Assets	$852,479,064	$671,075,492

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$46,075,374	$34,453,507
Money market and NOW accounts	111,029,210	94,942,442
Savings	7,808,443	4,200,929
Time deposits	540,318,896	423,397,729
Total deposits	705,231,923	556,994,607
Federal Home Loan Bank advances	40,500,000	31,700,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	5,446,473	3,202,163
Accrued expenses and other liabilities	1,908,156	6,636,790
Total liabilities	763,396,552	608,843,560
Commitments
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,151,780 in 2007 and 3,609,747 in 2006	20,758,900	18,048,735
Additional paid-in capital	53,413,202	37,806,852
Retained earnings	14,606,121	6,862,246
Accumulated other comprehensive income (loss)	304,289	(485,901)
Total shareholders’ equity	89,082,512	62,231,932
Total Liabilities and Shareholders’ Equity	$852,479,064	$671,075,492

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2007	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$55,254,000	$35,574,765	$20,489,819
Interest on securities:
Taxable income	2,537,229	1,552,231	837,106
Non-taxable income	709,437	259,111	124,085
Income on federal funds sold	522,374	373,029	112,472
Other interest and dividend income	282,658	114,556	60,123
Total interest and dividend income	59,305,698	37,873,692	21,623,605
Interest Expense:
Deposits	28,986,170	17,038,874	7,924,007
FHLB borrowings and other interest expense	1,666,666	1,117,319	548,978
Federal funds purchased	78,773	72,321	83,799
Junior subordinated debentures	781,681	744,289	400,148
Total interest expense	31,513,290	18,972,803	8,956,932

Net interest income	27,792,408	18,900,889	12,666,673
Provision for loan losses	665,000	1,670,997	1,493,050
Net interest income after provision for loan losses	27,127,408	17,229,892	11,173,623
Noninterest Income:
Service charges on deposit accounts	1,414,764	494,116	401,616
Other service charges, commissions and fees	369,746	104,392	76,072
Gain (loss) on sale of other assets	97,004	(9,907)	—
Loss on sales / calls of investment securities	(42,680)	(9,753)	—
Mortgage origination income	929,077	666,443	441,284
Other income	588,418	438,551	267,445
Total noninterest income	3,356,329	1,683,842	1,186,417
Noninterest Expense:
Salaries	7,436,041	3,911,117	2,511,046
Employee benefits	2,327,469	1,407,670	951,194
Occupancy expense	1,475,661	756,081	385,836
Equipment rental and depreciation of equipment	862,228	439,567	279,155
Data processing	769,109	283,312	231,282
Other expenses	5,722,672	3,302,138	2,005,220
Total noninterest expense	18,593,180	10,099,885	6,363,733

Earnings Before Income Taxes	11,890,557	8,813,849	5,996,307
Provision for income taxes	4,146,682	2,849,720	2,111,117
Net Earnings	$7,743,875	$5,964,129	$3,885,190
Earnings per share:
Basic	$1.89	$1.97	$1.49
Diluted	$1.75	$1.77	$1.33

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2004	1,736,054	$8,680,270	$12,047,356	$1,353,621	$(115,499)	$21,965,748
Net earnings	—	—	—	3,885,190	—	3,885,190
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(422,575)	(422,575)
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	(41,360)	(41,360)
Three-for-two stock split	867,998	4,339,990	—	(4,340,694)	—	(704)
Balance, December 31, 2005	2,604,052	13,020,260	12,047,356	898,117	(579,434)	25,386,299
Net earnings	—	—	—	5,964,129	—	5,964,129
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	127,720	127,720
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	(34,187)	(34,187)
Issuance of common stock for acquisition of Sapelo	305,695	1,528,475	8,470,808	—	—	9,999,283
Issuance of common stock in connection with stock offering, net of issuance cost of $211,312	700,000	3,500,000	17,288,688	—	—	20,788,688
Balance, December 31, 2006	3,609,747	18,048,735	37,806,852	6,862,246	(485,901)	62,231,932
Net earnings	—	—	—	7,743,875	—	7,743,875
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	714,643	714,643
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	75,547	75,547
Issuance of common stock for acquisition of First Community Bank, net of issuance cost of $87,726	542,033	2,710,165	15,582,414	—	—	18,292,579
Stock-based compensation	—	—	23,936	—	—	23,936
Balance, December 31, 2007	4,151,780	$20,758,900	$53,413,202	$14,606,121	$304,289	$89,082,512

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
Net earnings	$7,743,875	$5,964,129	$3,885,190
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	1,040,112	183,762	(640,265)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges	114,465	(51,798)	(62,667)
Reclassification adjustment for losses on investments available for sale realized in net earnings	42,680	9,753	—
Total other comprehensive income (loss), before tax	1,197,257	141,717	(702,932)

Income taxes related to other comprehensive income (loss):

Unrealized holding (gains) losses on investment securities available for sale	(353,638)	(62,479)	217,690
Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges	(38,918)	17,611	21,307
Reclassification adjustment for losses on investments available for sale realized in net earnings	(14,511)	(3,316)	—
Total income taxes related to other comprehensive income (loss)	(407,067)	(48,184)	238,997
Total other comprehensive income (loss), net of tax	790,190	93,533	(463,935)
Total comprehensive income	$8,534,065	$6,057,662	$3,421,255

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$7,743,875	$5,964,129	$3,885,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	665,000	1,670,997	1,493,050
Depreciation	1,091,928	544,564	338,701
Stock based compensation	23,936	—	—
Amortization and (accretion), net	229,491	23,387	55,268
(Gain) loss on sale of other assets	(97,004)	9,907	—
Loss on sales / calls of investment securities	42,680	9,753	—
Deferred income tax benefit	(171,916)	(480,991)	(519,146)
Change in cash surrender value of life insurance	(177,649)	(163,732)	(100,663)
Changes in assets and liabilities, net of effects of purchase acquisitions in 2007 and 2006:
Loans held for sale	852,666	(305,740)	(335,824)
Changes in accrued income and other assets	176,058	(1,749,759)	(2,996,666)
Changes in accrued expenses and other liabilities	1,829,371	262,640	1,884,970
Net cash provided by operating activities	12,208,436	5,785,155	3,704,880
Cash Flows from Investing Activities, net of effects of purchase acquisitions in 2007 and 2006:
Net change in loans to customers	(116,320,020)	(149,829,754)	(103,301,938)
Purchase of available for sale securities	(16,128,075)	(26,048,895)	(18,371,526)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	12,285,967	4,963,659	2,223,331
Proceeds from sales of other investments	—	145,550	—
Purchase of FHLB stock	(553,900)	(790,000)	(69,100)
Cash received from Sapelo, net of cash paid of $406,828	—	20,400,914	—
Cash paid to Sapelo shareholders	(5,322,492)	—	—
Cash received from First Community, net of cash paid of $235,034	5,546,200	—	—
Purchase of Florida Bank Charter	(1,093,878)	—	—
Property and equipment expenditures	(9,373,440)	(4,495,113)	(4,870,490)
Purchase of cash surrender value of life insurance	—	—	(4,000,000)
Proceeds from sales of assets	331,205	11,760	—
Net cash used in investing activities	(130,628,433)	(155,641,879)	(128,389,723)
Cash Flows from Financing Activities, net of effects of purchase acquisitions in 2007 and 2006:
Net change in deposits	89,720,424	155,407,119	113,326,940
Change in federal funds purchased	—	(1,210,000)	—
Advances on FHLB borrowings	45,700,000	21,180,000	(3,000,000)
Payments on FHLB borrowings	(39,900,000)	(9,180,000)	—
Proceeds from junior subordinated debentures	—	—	10,310,000
Issuance costs of common stock	(87,726)	—	—
Proceeds from issuance of common stock, net of issuance cost of $211,312	—	20,788,688	—
Payment for fractional shares	—	—	(704)
Net cash provided by financing activities	95,432,698	186,985,807	120,636,236
Net Increase (Decrease) in Cash and Cash Equivalents	(22,987,299)	37,129,083	(4,048,607)
Cash and Cash Equivalents, Beginning of Year	42,911,477	5,782,394	9,831,001
Cash and Cash Equivalents, End of Year	$19,924,178	$42,911,477	$5,782,394

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.               Reporting Entity — Atlantic Southern Bank (formerly known as New Southern Bank) (the “Bank”) began operations on December 10, 2001 and operates as a state chartered bank in nine banking locations in the middle Georgia markets of Macon and Warner Robins, six locations in the coastal markets of Savannah, Darien, Brunswick and St. Simons Island, Georgia, one location in the northeast Florida market of Jacksonville, Florida and one loan production office in the south Georgia market of Valdosta, Georgia.  At the April 27, 2004 Annual Meeting of Shareholders, the shareholders approved the proposal to reorganize the Bank into a holding company structure by virtue of a share exchange whereby each share of Bank common stock issued and outstanding was to be converted into and exchanged for the right to receive one share of Atlantic Southern Financial Group, Inc.’s (the “Company”) common stock. The Company was organized by the Bank for the purpose of serving as its holding company. The share exchange was consummated on January 3, 2005.

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

2.               Reclassifications — Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.  These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

3.               Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Interest bearing deposits in other companies with original maturities of less than three months are included.

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

5.               Federal Home Loan Bank Stock — Federal Home Loan Bank Stock has no readily determinable fair value and sales are restricted.  These investments are carried at cost, which approximates fair value.

6.               Derivative Instruments and Hedging Activities — The Bank’s interest rate risk management strategy incorporates the limited use of derivative instruments to minimize fluctuations in net earnings that are caused by interest rate volatility. The Bank’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

margin is not, on a material basis, adversely affected by movements in interest rates. The Bank views this strategy as a prudent management of interest rate sensitivity, such that net earnings is not exposed to undue risk presented by changes in interest rates.

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

The Bank’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of the asset/liability and treasury functions.  The Company’s asset/liability committee is responsible for implementing various edging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

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

The Company did not have any derivative instruments at December 31, 2007.  At December 31, 2006, approximately 59% of the Company’s loans contained contractual floors, and the Company had cash flow hedges with a notional amount of approximately $20 million for the purpose of added protection to the Company in the event of declining interest rates.  The Company recorded a liability of approximately $114 thousand for the fair value of these instruments at December 31, 2006.  No hedge ineffectiveness from cash flow hedges was recognized in the statement of earnings.  All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

7.               Loans and Interest Income - Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discount and a valuation allowance for possible loan losses.  Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

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

8.               Loans Held For Sale - Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.  These loans are sold on a non-recourse basis.

9.               Allowance for Loan Losses - The allowance for loan losses is available to absorb losses inherent in the credit extension process.  The entire allowance is available to absorb losses related to the loan portfolio and other extensions of credit.  Credit exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

The allowance is composed of general allocations and specific allocations.  General allocations are determined by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the commercial loan portfolio.  Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit reviews and results from external bank regulatory examinations are included in this evaluation.  The need for specific allocations is evaluated on commercial loans that are classified in the Watch, Substandard or Doubtful risk grades, when necessary.  The specific allocations are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.  Loans for which specific allocations are provided are excluded from the calculation of general allocations.

Management prepares a monthly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses.  Management uses an outsourced independent loan review company on a quarterly basis to corroborate and challenge the internal loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.  Management rotates the loan review company on a periodic basis to ensure objectivity in the loan review process.

In addition, an internal loan review process is conducted by a committee comprised of members of senior management.  All new loans are risk rated under loan policy guidelines.  The internal loan review committee meets quarterly to evaluate the composite risk ratings.  Risk ratings may be changed if it appears that new loans were not assigned the proper initial grade, or, if on existing loans, credit conditions have improved or worsened.

10.         Other Real Estate - Other real estate includes real estate acquired through foreclosure.  Other real estate is carried at the lower of its recorded amount at the date of foreclosure or estimated fair value less costs to sell.  Any excess of carrying value of the related loan over the fair value of the real estate at date of foreclosure is charged against the allowance for loan losses.  Any expense incurred in connection with holding such real estate or resulting from any writedowns subsequent to foreclosure is included in other noninterest expense.  At December 31, 2007, the amount of other real estate was $758,787.  The Bank had no other real estate at December 31, 2006.

11.         Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation.  Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method.  Costs of major additions and improvements, including interest are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

12.         Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price for bank acquisitions over the fair value of the net assets acquired.  Goodwill is tested annually for impairment unless events or circumstances arise that would indicate the need for more frequent testing.  The impairment tests are performed at the reporting level which in the Bank’s case is effectively the entire entity.  There were no goodwill impairment losses in the financial statements.

                        Also in connection with business combinations involving banks, the Company recorded a core deposit intangible representing the value of the acquired core deposit base.  Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on a straight-line basis not exceeding ten years.  The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

13.         Income Taxes — The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

14.         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

15.         Share-Based Payments — The Company sponsored a stock-based compensation plan which is described more fully in Note M.  The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (R) on January 1, 2006.  SFAS No. 123 (R), Share-Based Payment, requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) became effective for periods beginning after December 15, 2005.  The Company will recognize compensation expense for all awards granted after the effective date.  The Company granted 8,000 options during 2007.  For awards before 2006, no future compensation expense will be recognized based on the Company’s selection of the Minimum Value method to measure the fair value of the previous grants.

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

YEAR ENDED DECEMBER 31, 2007

option plan had no intrinsic value at the grant date, and under Opinion No. 25 no compensation expense was recognized.

The Company recognized $23,936 of stock-based employee compensation expense during 2007 associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as required by SFAS No. 123 (R).  As of December 31, 2007, there was $95,744 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately five years.

The weighted average grant-date fair value of each option granted during 2007 was $14.96.  The fair value of each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in 2007:

Dividend yield	0.00%
Expected volatility	21.58%
Risk-free interest rate	4.75%
Expected term	7.5 years

16.         Earnings Per Common Share — Basic earnings per share represents income allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2007	2006	2005
Weighted average number of common shares outstanding	4,107,229	3,031,996	2,604,052
Effect of dilutive options, warrants, etc.	326,718	335,069	307,878
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	4,433,947	3,367,065	2,911,930

17.         Comprehensive Income — Other comprehensive income for the Company consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and the net of tax effect of changes in the fair value of cash flow hedges.

18.         Recent Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end.  The Company does not intend to implement the provisions of SFAS No. 159 upon the adoption date.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this statement may change how fair value is determined. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements. EITF 06-4 requires the accrual of the post-retirement benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 31, 2007. The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In December 2007, FASB revised Statement No. 141 (revised 2007), Business Combinations. Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS No. 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period will be recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Because the provisions of SFAS No. 141(R) are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

B.   MERGERS AND ACQUISITIONS

On November 30, 2007, the Company consummated an agreement with CenterState Banks of Florida, Inc. (“CSB”) and its wholly owned subsidiary CenterState Bank Mid Florida (“Target”) in which CenterState Bank West Florida, National Association (“West Florida”) purchased all the assets and assumed the liabilities of Target, except for Target’s main office and a minimum amount of capital and deposits required by banking laws.  Target was then acquired by the Company.  Under the terms of the agreement, the Company paid CSB in immediately available funds, an amount equal to the sum of $1,000,000, less the $100,000 deposit CSB received from the Company when the agreement was executed, plus an amount equal to the aggregate capital remaining at closing.  Immediately after consummation of the acquisition of Target by the Company, the Company sold the Target’s main office to West Florida. The transaction facilitated the Company’s expansion into Florida by opening a full-service branch location in Jacksonville, Florida. The total consideration given to acquire the Florida charter was $1,093,878, including acquisition costs, and is included in goodwill and other intangible assets on the balance sheet.

On January 31, 2007, the Company consummated an agreement to acquire all of the outstanding shares of First Community Bank for $18.4 million in Atlantic Southern common stock including certain acquisition costs totaling $235,034. Under the terms of the merger agreement, the Company issued, and shareholders of First Community Bank were entitled to receive their pro rata portion of 542,033 shares of Atlantic Southern common stock. First Community Bank was a community bank headquartered in Roberta, Georgia. First Community Bank had total assets of $69.3 million, including total loans of $50 million and total investments of $11.9 million. Additionally, First Community Bank had $58.6 million in deposits. With the acquisition of First Community Bank, the Company was able to expand their presence in the middle Georgia area. First Community Bank operated three full service banking offices in Crawford, Bibb and Peach counties of Georgia. The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.9 million, none of which will be deductible for income tax purposes. Operations of First Community Bank are included in the consolidated statements of earnings since its acquisition.

In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$80,842,981
Fair value of liabilities assumed	62,452,356

Cash and common stock consideration to be given	18,390,625
Cash paid for fractional shares	10,320
Stock issued to First Community Bank shareholders	$18,380,305

On December 15, 2006, the Company consummated an agreement to acquire all of the outstanding shares of Sapelo Bancshares, Inc. (“Sapelo”) for $15.3 million with a combination of stock and cash plus certain acquisition costs totaling $406,828. Under the terms of the merger agreement, the Company issued, and shareholders of Sapelo were entitled to receive their pro rata portion of $6,239,972 and 305,695 shares of Atlantic Southern common stock. Sapelo was a bank holding company with one subsidiary, Sapelo National Bank, based in Darien, Georgia. Sapelo had total assets of $77.7 million, including total loans of $52 million and total investments of $1.8 million. Additionally, Sapelo had $66.7 million in deposits. The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $8.5 million, none of which will be deductible for income tax purposes. Operations of Sapelo are included in the consolidated statements of earnings since its acquisition.

In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$89,482,043
Fair value of liabilities assumed	73,752,570

Cash and common stock consideration to be given	15,729,473
Acquisition cost paid	406,828
Cash and stock issued to Sapelo Bancshares, Inc. shareholders	$15,322,645

C.   RESERVE REQUIREMENTS

At December 31, 2007 and 2006, the Federal Reserve Bank required that the Bank maintain reserve balances of $422,000 and $3,584,000, respectively.

D.   INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent. All investments as of December 31, 2007 and 2006 are classified as available for sale. The following table reflects the amortized cost and estimated fair values of the investments:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$249,072	$4,600	$—	$253,672
U.S. government sponsored enterprises	27,106,152	400,155	(12,798)	27,493,509
State and political subdivisions	21,442,952	109,076	(206,500)	21,345,528
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	49,048,176	513,831	(219,298)	49,342,709
Mortgage backed securities	23,627,871	293,012	(76,422)	23,844,461
Equity Securities	1,250,009	17,520	(67,599)	1,199,930
Total	$73,926,056	$824,363	$(363,319)	$74,387,100
December 31, 2006
Non-mortgage backed debt securities of :
U.S. government sponsored enterprises	$25,476,094	$37,409	$(273,101)	$25,240,402
State and political subdivisions	13,792,240	49,745	(189,043)	13,652,942
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	39,518,334	87,154	(462,144)	39,143,344
Mortgage backed securities	18,699,413	74,708	(321,463)	18,452,658
Total	$58,217,747	$161,862	$(783,607)	$57,596,002

The amortized cost and fair values of pledged securities for public deposits were as follows:

	December 31,
	2007	2006
Amortized cost	$14,486,587	$6,024,278
Fair value	$14,412,422	$5,903,941

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2007, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed securities:
Due in one year or less	$8,581,279	$8,572,748
Due after one year through five years	16,626,993	16,902,608
Due after five years through ten years	9,524,959	9,575,771
Due after ten years	14,314,945	14,291,582
Total non-mortgage backed securities	$49,048,176	$49,342,709

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
YEAR ENDED DECEMBER 31, 2007

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2007
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$—	$—	$(12,798)	$8,469,131
State and political subdivisions	(73,080)	3,725,567	(133,420)	6,339,712
Total non-mortgage backed debt securities	(73,080)	3,725,567	(146,218)	14,808,843
Mortgage backed securities	—	—	(76,422)	3,907,189
Equity securities	(67,599)	182,410	—	—
Total	$(140,679)	$3,907,977	$(222,640)	$18,716,032

	December 31, 2006
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$(23,484)	$3,461,954	$(249,617)	$16,202,764
State and political subdivisions	(98,913)	6,504,829	(90,130)	2,919,307
Total non-mortgage backed debt securities	(122,397)	9,966,783	(339,747)	19,122,071
Mortgage backed securities	(7,804)	933,132	(313,659)	8,814,608
Total	$(130,201)	$10,899,915	$(653,406)	$27,936,679

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

At December 31, 2007, forty-seven debt securities have unrealized losses with aggregate depreciation of 0.5% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

The following summarizes securities sales activities for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Proceeds from sales	$2,099,269	$491,415	$—

Gross gains on sales	$3,408	$—	$—
Gross losses on sales	(46,088)	(9,753)	—

Net losses on sales of securities	$(42,680)	$(9,753)	$—

Income tax benefit attributable to sales	$(14,511)	$(3,316)	$—

E.   LOANS

The following is a summary of the loan portfolio by purpose code categories:

	December 31,
	2007	2006
Commercial	$69,078,795	$54,897,516
Real estate - commercial	259,069,607	192,875,634
Real estate - construction	292,151,616	224,539,546
Real estate - mortgage	67,898,171	54,003,595
Obligations of political subdivisions in the U.S.	289,765	1,728,047
Consumer	8,934,920	5,381,646
Total Loans	697,422,874	533,425,984
Less:
Unearned loan fees	(277,159)	(297,282)
Allowance for loan losses	(8,878,795)	(7,258,371)
Loans, net	$688,266,920	$525,870,331

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

F.   ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses of the Bank is as follows:

	December 31,
	2007	2006	2005
Beginning Balance	$7,258,371	$4,150,000	$2,800,000
Add:
Provision for possible loan losses	665,000	1,670,997	1,493,050
Allowance from purchase acquisitions	1,640,142	1,600,583	—
Subtotal	9,563,513	7,421,580	4,293,050
Less:
Loans charged off	965,658	272,494	150,000
Recoveries on loans previously charged off	(280,940)	(109,285)	(6,950)
Net loans charged off	684,718	163,209	143,050
Balance, end of year	$8,878,795	$7,258,371	$4,150,000

G.   PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Bank:

	December 31,
	Useful Lives (Years)	2007	2006
Land		$7,231,700	$5,077,137
Banking house and improvements	8-40	16,146,510	7,826,709
Furniture and fixtures	5-10	6,029,955	3,734,325
Construction in progress		699,900	1,955,349
Automobiles	5	135,956	128,556
Total		30,244,021	18,722,076
Less - accumulated depreciation		(2,344,645)	(1,296,732)
Bank premises and equipment, net		$27,899,376	$17,425,344

Depreciation included in operating expenses amounted to $1,091,928, $544,564 and $338,701 in 2007, 2006 and 2005, respectively.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

H.   GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the years ended December 31, 2007 and 2006:

	2007	2006
Beginning Balance	$8,493,604	$—
Purchase adjustments	882	—
Goodwill acquired from First Community	9,945,137	—
Goodwill acquired from Florida bank charter	1,093,878	—
Goodwill acquired from Sapelo	—	8,493,604
Ending Balance	$19,533,501	$8,493,604

The Bank has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles.  These intangible assets are amortized over their estimated useful lives of no more than ten years.

A summary of core deposit intangible assets as of December 31, 2007 and 2006:

	2007	2006
Gross carrying amount	$3,623,161	$2,106,672
Less - accumulated amortization	349,679	—
Net carrying amount	$3,273,482	$2,106,672

Amortization expense on finite-lived intangible assets was $349,679 in 2007.  There was no amortization expense for these intangibles in 2006.  In 2005, the Bank did not have any finite-lived intangible assets.   Amortization expense for each of the years 2008 through 2012 is estimated below:

2008	$362,316
2009	362,316
2010	362,316
2011	362,316
2012	362,316

I.   DEPOSITS

The aggregate amount of time deposits exceeding $100,000 at December 31, 2007 and 2006 excluding wholesale time deposits (internet and brokered) was $129,691,632 and $81,211,488, respectively.

The scheduled maturities of time deposits at December 31, 2007 are as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

2008	$509,099,189
2009	21,415,973
2010	6,057,157
2011	761,027
2012	1,269,550
Thereafter	1,716,000
Total time deposits	$540,318,896

The Bank held $283,303,481 and $264,126,830 in wholesale time deposits (internet and brokered) at December 31, 2007 and 2006, respectively.  The daily average balance of these wholesale deposits totaled $260 million in 2007 as compared to $216 million in 2006.  The weighted average rates paid during 2007 and 2006 were 5.24% and 4.46%, respectively.  The weighted average interest rate on the wholesale deposits at December 31, 2007 and 2006 was 4.90% and 4.91%, respectively.  The deposits outstanding at December 31, 2007 mature as follows:

2008	$265,125,702
2009	14,303,779
2010	2,158,000
2011	—
2012	—
Thereafter	1,716,000
Total wholesale time deposits (internet and brokered)	$283,303,481

Brokerage fees that the Bank has paid related to the brokered time deposits are capitalized and amortized to deposit interest expense over the term of the deposits using the straight-line method which approximates the effective yield method.  The total amount of brokerage fees amortized to the interest expense for deposits amounted to $546,740, $521,002 and $329,343 in 2007, 2006 and 2005, respectively.

J.   BORROWINGS

From time to time, short-term borrowings in the form of Federal funds purchased are used to meet liquidity needs.  The Bank’s available Federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	December 31,
	2007	2006
Federal funds purchased lines available	$25,000,000	$21,400,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) at December 31, 2007 as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

Interest Rate	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.75%	July 7, 2008	$6,000,000
Daily Rate, current rate 4.40%	June 30, 2008	1,000,000
Three month Libor, current rate 4.93%	February 20, 2008	5,200,000
Three month Libor, current rate 5.13%	January 23, 2008	6,000,000
Fixed Rate at 5.08%	March 3, 2008	6,000,000
Three month Libor, current rate 5.32%	April 21, 2008	3,000,000
Fixed Rate at 4.05%	December 18, 2009	5,000,000
Fixed Rate at 4.00%	November 27, 2009	6,300,000
Fixed Rate at 5.68%	May 24, 2013	1,000,000
Fixed Rate at 5.69%	June 9, 2016	1,000,000
Total		$40,500,000

The Bank had advances from the FHLB at December 31, 2006 as follows:

Interest Rate	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.52%	July 7, 2008	$6,000,000
Three month Libor plus eight basis points, current rate 4.58%	June 18, 2007	5,000,000
Daily Rate, current rate 5.50%	May 18, 2007	5,200,000
Prime Based Advance, current rate 5.45%	April 20, 2007	6,000,000
Fixed Rate at 5.37%	February 28, 2007	6,000,000
Three month Libor, current rate 5.51%	February 1, 2007	1,000,000
Fixed Rate at 4.07%	October 18, 2007	500,000
Fixed Rate at 5.68%	May 24, 2013	1,000,000
Fixed Rate at 5.69%	June 9, 2016	1,000,000
Total		$31,700,000

Stock in the FHLB with a carrying value of $3,153,000 at December 31, 2007 and a blanket lien on residential, multifamily and commercial loans with a carrying value of approximately $72,750,000 collateralize the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect.

K.   JUNIOR SUBORDINATED DEBENTURES

On April 28, 2005, New Southern Statutory Trust I (“NST”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of NST are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of NST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of three month LIBOR plus 205 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2007 and 2006, the outstanding principal balance of the junior subordinated debentures was $10,310,000.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

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

L.   INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31
	2007	2006	2005
Current tax expense	$4,318,598	$3,330,711	$2,630,263
Deferred tax benefit	(171,916)	(480,991)	(519,146)
Provision for income taxes	$4,146,682	$2,849,720	$2,111,117

The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate (35% in 2007, 34% in 2006 and 2005) are as follows:

	Years Ended December 31
	2007	2006	2005
Tax on pretax income at statutory rate	$4,161,695	$2,996,708	$2,038,734
State income taxes, net of federal benefit	327,750	277,850	210,156
Income tax credits	—	(160,799)	—
Non-deductible expenses	60,285	52,809	24,933
Tax-exempt interest income	(254,433)	(88,098)	(50,581)
Life insurance income	(65,164)	(58,570)	(35,918)
Other	(83,451)	(170,180)	(76,207)
Total	$4,146,682	$2,849,720	$2,111,117

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets (liabilities) are as follows:

	December 31,
	2007	2006	2005
Deferred Income Tax Assets:
Unrealized losses on securities available for sale	$—	$250,311	$298,496
Allowance for loan losses	3,289,991	2,692,919	1,462,592
Organizational costs	—	—	14,046
Deferred Compensation	254,099	107,937	—
Other	—	8,298	—
Total deferred tax assets	3,544,090	3,059,465	1,775,134
Deferred Income Tax Liabilities:
Bank premises and equipment	(1,540,125)	(1,270,874)	(335,131)
Core deposit intangible	(1,246,244)	(800,535)	—
Unrealized gains on securities available for sale	(157,366)	—	—
Other	(26,750)	—	—
Total deferred tax liabilities	(2,970,485)	(2,071,409)	(335,131)
Net deferred tax asset	$573,605	$988,056	$1,440,003

M.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plan - The Bank has a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements.  Matching contributions to the plan are at the discretion of the Board of Directors.  The Company’s matching contributions related to the plan totaled approximately $151,000, $94,000 and $66,000 in 2007, 2006 and 2005, respectively.

Officer and Organizer Stock Option Plan — The Company has a stock incentive plan which provides incentive stock options of up to 180,000 shares to be made available to officers of the Company.  Subject to vesting requirements, the stock options are exercisable beginning December 10, 2001 and ending on the tenth anniversary of the grant date, subject to continued employment of the officers.  No option granted under the plan may be exercised more than ten years after the date on which the option is granted.

In addition, the Company granted stock warrants to its organizers to purchase an aggregate of 324,000 shares of the Company’s common stock.  The warrants were offered to the organizers to encourage their substantial long-term investment in the Company. The organizers’ rights under the warrants vest in annual one-third increments over a period of three years, beginning on the first anniversary of the date the Company first issued its common stock and will be exercisable after the vesting date at an exercise price of $6.67 per share.  As of December 31, 2007, all of the warrants were fully vested.  The warrants will expire ten years after they were issued.  The organizer warrants are not transferable.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

A summary of the status of the Company’s stock option plan is presented below:

	December 31,
	2007			2006			2005
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value	Shares	Price	Value

Outstanding at beginning of year	105,000	$7.40		105,000	$7.40		105,000	$7.40
Granted	8,000	33.35		—	—		—	—
Exercised	—	—		—	—		—	—
Forfeited	—	—		—	—		—	—
Outstanding at end of year	113,000	$9.24	$1,217,543	105,000	$7.40	$2,740,043	105,000	$7.40	$1,768,793
Options exercisable at year-end	100,170	$7.37	$1,165,185	89,286	$7.30	$2,339,615	69,252	$7.28	$1,175,504

Salary Continuation Plan - During the fourth quarter of 2005, the Bank established a Salary Continuation Agreement for its President and certain senior officers.  Each agreement with the senior officers has different requirements in regards to service requirements and how the benefit payable is determined.  Each senior officer, except the Chief Banking Officer, will be entitled to annual benefits of 30% to 40% of the final annual base salary that will be paid out in equal monthly installments upon reaching the retirement age ranging from the age of 50 to 65.  For the Chief Banking Officer, he will be entitled to an annual benefit of $36,000 for twelve years upon his retirement after reaching age 67.  As of December 31, 2007, the present value of the accumulated benefit, using the Accounting Principles Board No. 12 method and a 7% discount rate, is $438,739.  Under this plan, the Bank expensed approximately $234,484, $161,698 and $22,340 for 2007, 2006 and 2005, respectively.

The Bank is the owner and beneficiary of life insurance policies purchased during the second quarter of 2005 on the lives of the President and certain key officers.  The Bank intends to use these policies to fund the Salary Continuation Plan described above.  The carrying value of the policies was $4,442,044 at December 31, 2007 as compared to $4,264,395 at December 31, 2006. The Bank accrued income of $177,649, $163,732 and $100,663 for 2007, 2006 and 2005, respectively, for the increase in the cash surrender value of these policies.

N.            LIMITATION ON DIVIDENDS

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

As of January 1, 2008, the amount available for payment of dividends by the Bank to the Company without regulatory consent was approximately $4,170,000, subject to maintaining the minimum capital requirements by the Bank.  As a result of this restriction, at December 31, 2007, approximately $92,654,408 of the Company’s

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

investment in the Bank is restricted as to dividend payments from the Bank to the Company.  Dividends from the Bank are the primary source of funds for the Company.

O.            COMMITMENTS

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

The Bank does require collateral or other security to support financial instruments with credit risk.

	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$88,792,000	$83,927,000
Standby letters of credit	4,475,000	2,584,000
Total	$93,267,000	$86,511,000

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

P.             RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors.  These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of activity during 2007 with respect to such loans to these individuals:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

Balances at Beginning of Year	$14,347,020
New loans	21,234,357
Repayments	(8,249,893)
Balances at End of Year	$27,331,484

The Bank also had deposits from these related parties of approximately $8,252,000 at December 31, 2007 and approximately $5,544,000 at December 31, 2006.

One of the directors of the Company owns a construction company that built one branch and finished remodeling another branch in 2007.  The Bank paid approximately $1.5 million and $864 thousand in 2007 and 2006 respectively for both the construction of a new branch and the remodeling of another branch.  The director was not a related party of the Company during 2005.  In the opinion of management, all of the transactions entered into by the Bank with related parties do not present unfavorable features to the Company or its subsidiary.

Q.            DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

        Interest and Income Taxes — Cash paid for interest and income taxes were as follows:

	Years Ended December 31,
	2007	2006	2005
Interest on deposits and borrowings	$29,488,784	$17,419,304	$7,971,963
Income taxes, net	$4,491,000	$3,758,000	$2,657,000

Other Non-Cash Transactions — Other non-cash transactions relating to investing and financing activities were as follows:

	Years Ended December 31,
	2007	2006	2005
Changes in unrealized gain/loss on investments, net of tax effect	$714,643	$127,720	$(422,575)
Changes in fair value of derivative for cash flow hedges, net of tax effect	$75,547	$(34,187)	$(41,360)
Transfer of loans to other real estate and other assets	$1,676,776	$—	$—

The non-cash investing activities associated with the acquisition of Sapelo and First Community Bank are presented in Note B.

R.            CREDIT RISK CONCENTRATION

The Bank grants residential and commercial real estate loans and extensions of credit to individuals and a variety of businesses and corporations primarily located in its general trade area and surrounding counties of Bibb, Houston, Effingham, Chatham, Lowndes, McIntosh and Glynn Counties, Georgia and in Jacksonville, Florida and surrounding counties.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Commercial and standby letters of credit were granted primarily to commercial borrowers.  The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.  However, the Bank does have concentrations, as defined by bank regulatory authorities, in construction and land development lending.  As of December 31, 2007, the Bank’s two largest credit

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

relationships consisted of loans and loan commitments with an aggregate total credit exposure of $38.0 million, including $2.2 million in unfunded commitments, and $35.8 million in balances outstanding.  Both of these customers were underwritten in accordance with the Bank’s credit quality standards and structured to minimize potential exposure to loss.

The Bank maintains its cash balances in various financial institutions.  Accounts at each institution are secured by the Federal Deposit Insurance Company up to $100,000.  Uninsured balances aggregate to $114,654 at December 31, 2007.

S.              FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practicable to estimate that value.  The assumptions used in the estimation of the fair value of the Bank’s financial instruments are detailed below.  Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques.  The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following disclosures should not be considered as representative of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

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

FHLB Advances - The fair value of the Bank’s fixed rate borrowings is estimated using discounted cash flows, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.  For variable rate borrowings, the carrying amount is a reasonable estimate of fair value.

Junior Subordinated Debentures – For junior subordinated debentures, the carrying value is a reasonable estimate of fair value.

Interest Rate Contracts – The fair value of interest rate contracts is obtained from dealer quotes.  These values represent the amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

Commitments to Extend Credit and Standby Letters of Credit – Because commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated fair value associated with these instruments are immaterial.

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

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,924,178	$19,924,178	$42,911,477	$42,911,477
Securities available for sale	74,387,100	74,387,100	57,596,002	57,596,002
Federal Home Loan Bank Stock	3,153,000	3,153,000	2,327,600	2,327,600
Loans held for sale	679,427	679,427	1,532,093	1,532,093
Loans, net of unearned income	697,145,715	698,667,634	533,128,702	531,628,623
Cash surrender value of life insurance	4,442,044	4,442,044	4,264,395	4,264,395
Liabilities:
Deposits	705,231,923	707,517,351	556,994,607	558,538,546
FHLB borrowings	40,500,000	40,704,777	31,700,000	31,760,774
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Interest rate contracts	—	—	114,465	114,465

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, the Company and the Bank met all

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

capital adequacy requirements to which they are subject.  As of December 31, 2007, the most recent notification from the bank regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,800,000	11.62%	$58,382,100	>	8.0%	N/A		N/A
Bank	82,541,000	11.32%	58,332,862	>	8.0%	72,916,078	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,921,000	10.40%	$29,200,385	>	4.0%	N/A		N/A
Bank	73,662,000	10.11%	29,144,214	>	4.0%	43,716,320	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,921,000	9.34%	$32,514,347	>	4.0%	N/A		N/A
Bank	73,662,000	9.08%	32,450,220	>	4.0%	40,562,775	>	5.0%

December 31, 2006

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$69,138,000	12.31%	$44,931,275	>	8.0%	N/A		N/A
Bank	66,183,000	11.81%	44,831,837	>	8.0%	56,039,797	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$62,117,000	11.06%	$22,465,461	>	4.0%	N/A		N/A
Bank	59,163,000	10.55%	22,431,469	>	4.0%	33,647,204	>	6.0%

Tier I Capital To Average Assets
Consolidated	$62,117,000	9.84%	$25,250,813	>	4.0%	N/A		N/A
Bank	59,163,000	9.38%	25,229,424	>	4.0%	31,536,780	>	5.0%

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

U.            SEGMENT REPORTING

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

V.            UNAUDITED QUARTERLY DATA

The supplemental quarterly financial data for the years ended December 31, 2007 and 2006 is summarized as follows:

Unaudited Quarterly Data

	Year Ended December 31, 2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$15,333,359	$15,300,208	$14,806,161	$13,865,970
Interest expense	(8,400,683)	(8,159,415)	(7,741,613)	(7,211,579)
Net interest income	6,932,676	7,140,793	7,064,548	6,654,391
Provision for loan losses	(25,000)	(48,000)	(148,000)	(444,000)
Net earnings	1,741,522	2,060,873	2,058,222	1,883,258
Net earnings per share - basic	$0.42	$0.50	$0.50	$0.47
Net earnings per share - diluted	$0.39	$0.46	$0.46	$0.44

	Year Ended December 31, 2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$11,286,337	$10,187,722	$8,838,049	$7,561,584
Interest expense	(5,979,057)	(5,114,726)	(4,293,530)	(3,585,490)
Net interest income	5,307,280	5,072,996	4,544,519	3,976,094
Provision for loan losses	(281,997)	(468,000)	(483,000)	(438,000)
Net earnings	1,864,812	1,678,031	1,360,501	1,060,785
Net earnings per share - basic	$0.57	$0.51	$0.48	$0.41
Net earnings per share - diluted	$0.52	$0.46	$0.43	$0.36

W.         CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Condensed parent company financial information on Atlantic Southern Financial Group, Inc. is as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

CONDENSED BALANCE SHEETS

	As of December 31,
	2007	2006
Assets
Cash	$1,834,031	$71,456
Investment in subsidiary, at equity in underlying net assets	96,824,408	69,278,401
Other investments	423,363	454,719
Other assets	590,078	8,234,277
Total Assets	$99,671,880	$78,038,853
Liabilities
Junior subordinated debentures	$10,310,000	$10,310,000
Other accrued expenses and accrued liabilities	279,368	5,496,921
Total Liabilities	10,589,368	15,806,921
Shareholders’ Equity
Preferred stock, authorized 2,000,000 shares, no outstanding shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,151,780 in 2007 and 3,609,747 in 2006	20,758,900	18,048,735
Additional paid-in capital	53,413,202	37,806,852
Retained earnings	14,606,121	6,862,246
Accumulated other comprehensive income (loss)	304,289	(485,901)
Total shareholders’ equity	89,082,512	62,231,932
Total Liabilities and Shareholders’ Equity	$99,671,880	$78,038,853

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2007	2006	2005
Revenues
Dividend Income	$23,676	$7,822,260	$411,130
Operating Expenses
Interest Expense	781,681	744,289	400,148
Other	236,020	183,242	123,832
Total operating expenses	1,017,701	927,531	523,980
Earnings (loss) before taxes and equity in undistributed earnings of subsidiary	(994,025)	6,894,729	(112,850)
Income tax benefit	396,965	512,620	193,528
Earnings (loss) before equity in undistributed earnings of subsidiary	(597,060)	7,407,349	80,678
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiary	8,340,935	(1,443,220)	3,804,512
Net earnings	$7,743,875	$5,964,129	$3,885,190

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities

Net earnings	$7,743,875	$5,964,129	$3,885,190
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Distributions in excess of earnings (equity in undistributed earnings) of subsidiary	(8,340,935)	1,443,220	(3,804,512)
Amortization of other investments	31,356	—	—
Change in dividend receivable from subsidiary bank	7,500,000	(7,500,000)	—
Changes in accrued income and other assets	143,878	(663,207)	(381,070)
Changes in accrued expenses and other liabilities	252,247	497,048	394,221
Net cash (used in) provided by operating activities	7,330,421	(258,810)	93,829

Cash flows from investing activities

Capital injection to subsidiary	—	(20,000,000)	(10,000,000)
Cash paid for Sapelo	—	(406,828)	—
Cash paid to Sapelo shareholders	(5,322,492)	—	—
Cash paid for First Community Bank	(157,628)	—	—
Purchase of other investments	—	(144,719)	(310,000)
Net cash used in investing activities	(5,480,120)	(20,551,547)	(10,310,000)

Cash flows from financing activities

Proceeds from junior subordinated debentures	—	—	10,310,000
Proceeds from issuance of common stock, net of issuance cost of $211,312	—	20,788,688	—
Payment for issuance of common stock	(87,726)	—	—
Payment for fractional shares	—	—	(704)
Net cash (used in) provided by financing activities	(87,726)	20,788,688	10,309,296
Net increase (decrease) in cash and cash equivalents	1,762,575	(21,669)	93,125
Cash and cash equivalents at beginning of year	71,456	93,125	—
Cash and cash equivalents at end of year	$1,834,031	$71,456	$93,125

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Information regarding our Change in Accountants is set forth in the Current Report filed by Atlantic Southern on Form 8-K on March 15, 2006, and is incorporated herein by reference.

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities Exchange Commission, is timely made known to them.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management believes that Atlantic Southern Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

        Our independent auditors, Porter Keadle Moore, LLP, have issued their auditor’s report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atlantic Southern Financial Group, Inc.

Macon, Georgia

We have audited Atlantic Southern Financial Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO).”  Atlantic Southern Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe our audit provides a reasonable basis for our opinion.

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

In our opinion, Atlantic Southern Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 and 2006 consolidated financial statements of Atlantic Southern Financial Group, Inc. and our report dated March 11, 2008, expressed an unqualified opinion on those consolidated financial statements.

\s\	Porter Keadle Moore, LLP

Atlanta, Georgia

March 11, 2008

Changes in Internal Controls

There were no significant changes in internal controls subsequent to the date on which management carried out its evaluation, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

Item 9B.         Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that has not been reported.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers is set forth in the Definitive Proxy Statement for the 2008 Annual Shareholders Meeting, under the captions “Election of Directors — Information about the Board of Directors and its Committees and — Executive Officers,” and is herein incorporated by reference.

Information regarding our Section 16(a) beneficial ownership reporting compliance is set forth in the Definitive Proxy Statement for the 2008 Annual Shareholders Meeting, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is herein incorporated by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our principal executive, financial and accounting officers.  We believe the Code is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by us; compliance with applicable laws; prompt internal reporting of violations of the Code; and accountability for adherence to the Code.  A copy may be found on our website at www.atlanticsouthernbank.com, or a copy may be obtained, without charge, upon written request addressed Atlantic Southern Financial Group, Inc., 1701 Bass Road, Macon, Georgia 31210, Attention: Chief Financial Officer.  The request may be delivered by letter to the address set forth above or by fax to the attention of Atlantic Southern Financial Group’s Chief Financial Officer at (478) 476-2170.

Item 11.                            Executive Compensation

Information regarding executive compensation is set forth in the Definitive Proxy Statement for the 2008 Annual Shareholders Meeting, under the caption “Executive Compensation,” and is herein incorporated by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership is set forth in the Definitive Proxy Statement for the 2008 Annual Shareholders Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and is herein incorporated by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance.  The only equity compensation plans maintained by us are the 2001 Stock Incentive Plan and the Incentive Stock Option Award.  All data is presented as of December 31, 2007, and does not include organizers’ warrants.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	113,000	$ 9.24	67,000
Equity compensation plans not approved by security holders	—	—	—
Total	113,000	$ 9.24	67,000

Item 13.         Certain Relationships and Related Transactions and Director Independence

        Information regarding certain relationships and related transactions is set forth in the Definitive Proxy Statement for the 2007 Annual Shareholders Meeting under the caption “Certain Relationships and Related Transactions and Director Independence,” and is herein incorporated by reference.

Item 14.         Principal Accountant Fees and Services

        Information regarding principal accountant fees and services is set forth in the Definitive Proxy Statement for the 2008 Annual Shareholders Meeting under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

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
2.1

Agreement and Plan of Reorganization by and among Atlantic Southern Financial Group, Inc., Atlantic Southern Bank, CenterState Banks of Florida, Inc., and CenterState Bank Mid Florida, dated as of August 10, 2007. (1)

3.1	Articles of Incorporation. (2)
3.2	Bylaws. (2)
4.1	Indenture between the Registrant and Wilmington Trust Company (the Trustee”), dated as of April 28, 2005. (3)
4.2	Guarantee Agreement between the Registrant and the Trustee, dated as of April 28, 2005. (3)
4.3	Amended and Restated Declaration of Trust among the Registrant, the Trustee and certain Administrative Trustees, dated as of April 28, 2005. (3)
10.1*	Employment Agreement dated October 6, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Mark A. Stevens. (2)
10.2*	Employment Agreement dated November 7, 2001, among Atlantic Southern Bank, Atlantic Southern Financial Group and Gary P. Hall. (2)
10.3*	Employment Agreement dated July 10, 2003, among Atlantic Southern Bank, Atlantic Southern Financial Group and Carol Soto. (2)
10.4*	Executive Bonus Agreement dated January 1, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Brandon L. Mercer. (2)
10.5*	2001 Stock Incentive Plan. (2)
10.6*	Form of Incentive Stock Option Award. (2)
10.7*	Form of Organizer’s Warrant Agreement. (2)
21.1	Subsidiaries of the Registrant. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(1)                                  Incorporated by reference to Atlantic Southern’s Current Report on Form 8-K dated November 30, 2007 File No. 001-33395.

(2)                                  Incorporated by reference to Atlantic Southern’s Registration Statement on Form S-1 dated January 19, 2006 File No. 333-130542.

(3)                                  Incorporated by reference to Atlantic Southern’s Current Report on Form 8-K dated April 28, 2005 File No. 000-51112.

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
Mark A. Stevens
President and Chief Executive Officer

DATE: March 14, 2008

                                                Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

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