Form 10-K/A
period 2007-12-31
Atlantic Southern Financial Group, Inc.
filed 2008-04-08
CIK 1313730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2008 Annual Meeting of Shareholders	Part III

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), filed by the Registrant with the Commission on March 14, 2008.  The sole purpose of this amendment is to amend the Registrant’s response to Item 15 of the Form 10-K to incorporate by reference certain compensation documents previously filed with the Commission.  The Registrant’s response to Item 15 is restated herein in its entirety.  There are no other changes made by this Amendment No. 1.

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

3.1	Articles of Incorporation. (2)

3.2	Bylaws. (2)

4.1	Indenture between the Registrant and Wilmington Trust Company (the Trustee”), dated as of April 28, 2005. (3)

4.2	Guarantee Agreement between the Registrant and the Trustee, dated as of April 28, 2005. (3)

4.3	Amended and Restated Declaration of Trust among the Registrant, the Trustee and certain Administrative Trustees, dated as of April 28, 2005. (3)

10.1*	Employment Agreement dated October 6, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Mark A. Stevens. (2)

10.2*	Employment Agreement dated November 7, 2001, among Atlantic Southern Bank, Atlantic Southern Financial Group and Gary P. Hall. (2)

10.3*	Employment Agreement dated July 10, 2003, among Atlantic Southern Bank, Atlantic Southern Financial Group and Carol Soto. (2)

10.4*	Executive Bonus Agreement dated January 1, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Brandon L. Mercer. (2)

10.5*	2007 Stock Incentive Plan. (4)

10.6*	Form of Organizer’s Warrant Agreement. (2)

10.7*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Mark Stevens.(5)

10.8*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Gary Hall. (5)

10.9*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Carol Soto. (5)

10.10*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Brandon Mercer. (5)

21.1	Subsidiaries of the Registrant. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Atlantic Southern’s Current Report on Form 8-K dated November 30, 2007 File No.
001-33395.

(2)	Incorporated by reference to Atlantic Southern’s Registration Statement on Form S-1 dated January 19, 2006 File No.
333-130542.

(3)	Incorporated by reference to Atlantic Southern’s Current Report on Form 8-K dated April 28, 2005 File No. 000-51112.

(4)

Incorporated by reference to the Definitive Proxy Statement of Atlantic Southern for the 2007 annual meeting of shareholders on Schedule 14A, as filed with the Commission on April 27, 2006 File No. 001-33395.

(5)	Incorporated by reference to Pre-Effective Amendment No. 1 to Atlantic Southern’s Registration Statement on Form S-1/A dated March 21, 2006 File No. 333-131155.

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

BY:	/s/ Mark A. Stevens
Mark A. Stevens
President and Chief Executive Officer

DATE: April 8, 2008