Form 10-Q
period 2008-03-31
Atlantic Southern Financial Group, Inc.
filed 2008-05-09
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

(478) 476-2170

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 4,151,780 shares outstanding at May 5, 2008

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

	As of
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$7,964,103	$8,059,524
Interest-bearing deposits in other banks	465,175	514,654
Federal funds sold	15,928,000	11,350,000
Total cash and cash equivalents	24,357,278	19,924,178
Securities available for sale, at fair value	76,170,524	74,387,100
Federal Home Loan Bank stock, restricted, at cost	3,355,200	3,153,000
Loans held for sale	2,068,296	679,427
Loans, net of unearned income	721,416,116	697,145,715
Less - allowance for loan losses	(9,158,280)	(8,878,795)
Loans, net	712,257,836	688,266,920
Bank premises and equipment, net	28,224,519	27,899,376
Accrued interest receivable	6,810,915	7,239,571
Cash surrender value of life insurance	12,054,178	4,442,044
Goodwill and other intangible assets, net of amortization	22,716,404	22,806,983
Other assets	3,899,628	3,680,465
Total Assets	$891,914,778	$852,479,064

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$47,663,881	$46,075,374
Money market and NOW accounts	111,982,883	111,029,210
Savings	8,013,676	7,808,443
Time deposits	574,954,851	540,318,896
Total deposits	742,615,291	705,231,923
Federal Home Loan Bank advances	40,500,000	40,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	6,015,278	5,446,473
Accrued expenses and other liabilities	1,878,765	1,908,156
Total liabilities	801,319,334	763,396,552
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no outstanding shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,151,780 in 2008 and 2007	20,758,900	20,758,900
Paid-in capital surplus	53,419,186	53,413,202
Retained earnings	15,671,283	14,606,121
Accumulated other comprehensive income	746,075	304,289
Total shareholders’ equity	90,595,444	89,082,512
Total Liabilities and Shareholders’ Equity	$891,914,778	$852,479,064

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$13,429,239	$12,814,056
Interest on securities:
Taxable income	637,022	563,347
Non-taxable income	200,272	157,460
Income on federal funds sold	80,553	242,729
Other interest and dividend income	78,883	88,378
Total interest and dividend income	14,425,969	13,865,970
Interest Expense:
Deposits	7,546,835	6,601,613
Junior subordinated debentures	176,094	190,969
Federal funds purchased	24,892	24,848
FHLB borrowings and other interest expense	400,737	394,149
Total interest expense	8,148,558	7,211,579

Net interest income	6,277,411	6,654,391
Provision for loan losses	402,000	444,000
Net interest income after provision for loan losses	5,875,411	6,210,391
Noninterest Income:
Service charges on deposit accounts	416,442	281,008
Other service charges, commissions and fees	109,883	61,336
(Loss) gain on sale of other assets	(13,650)	1,287
Gain on sales / calls of investment securities	31,840	75
Mortgage origination income	237,826	206,120
Other income	207,082	139,552
Total noninterest income	989,423	689,378
Noninterest Expense:
Salaries	2,129,856	1,679,271
Employee benefits	734,225	554,920
Occupancy expense	448,798	323,329
Equipment rental and depreciation of equipment	264,014	180,176
Other expenses	1,597,074	1,264,213
Total noninterest expense	5,173,967	4,001,909

Earnings Before Income Taxes	1,690,867	2,897,860
Provision for income taxes	501,151	1,014,602
Net Earnings	$1,189,716	$1,883,258
Earnings per share:
Basic	$0.29	$0.47
Diluted	$0.27	$0.44
Dividends declared per share:	$0.03	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net earnings	$1,189,716	$1,883,258

Other comprehensive income:
Unrealized holding gains on investment securities available for sale	701,213	183,583
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	54,411
Reclassification adjustment for gains realized in net earnings	(31,840)	(75)
Total other comprehensive income, before tax	669,373	237,919
Income taxes related to other comprehensive income:
Unrealized holding gains on investment securities available for sale	(238,413)	(62,418)
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	(18,500)
Reclassification adjustment for gains realized in net earnings	10,826	26
Total income taxes related to other comprehensive income	(227,587)	(80,892)
Total other comprehensive income, net of tax	441,786	157,027
Total comprehensive income	$1,631,502	$2,040,285

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$1,189,716	$1,883,258
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	402,000	444,000
Depreciation	339,221	225,053
Stock based compensation	5,984	5,984
Amortization and (accretion), net	80,492	59,424
Loss (gain) on sales of assets	13,650	(1,287)
Gain on sales / calls of investment securities	(31,840)	(75)
Earnings on cash surrender value of life insurance	(112,134)	(40,933)
Changes in assets and liabilities, net of effects of purchase acquisition in 2007:
Loans held for sale	(1,388,869)	(2,115,625)
Changes in accrued income and other assets	466,983	905,603
Changes in accrued expenses and other liabilities	311,827	239,183
Net cash provided by operating activities	1,277,030	1,604,585
Cash Flows from Investing Activities, net of effects of purchase acquisition in 2007:
Net change in loans to customers	(24,654,286)	(46,217,409)
Purchase of available for sale securities	(9,794,389)	(2,588,124)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	8,712,495	3,573,561
Purchase of FHLB stock	(202,200)	(292,900)
Purchase of cash surrender value of life insurance	(7,500,000)	—
Cash received from First Community, net of cash paid of $235,034	—	5,556,520
Cash paid to Sapelo shareholders	—	(5,322,492)
Property and equipment expenditures	(664,364)	(2,700,963)
Proceeds from sales of assets	—	4,672
Net cash used in investing activities	(34,102,744)	(47,987,135)
Cash Flows from Financing Activities, net of effects of purchase acquisition in 2007:
Net change in deposits	37,383,368	33,298,492
Advances on FHLB borrowings	6,000,000	6,000,000
Payments on FHLB borrownings	(6,000,000)	(7,000,000)
Payment for fractional shares	—	(10,320)
Proceeds from issuance of common stock, net of Payment for issuance cost of common stock	—	(76,878)
Dividends paid	(124,554)	—
Net cash provided by financing activities	37,258,814	32,211,294
Net Increase (Decrease) in Cash and Cash Equivalents	4,433,100	(14,171,256)
Cash and Cash Equivalents, Beginning of Year	19,924,178	42,911,477
Cash and Cash Equivalents, End of Quarter	$24,357,278	$28,740,221

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.  The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)         Stock-Based Compensation

The Company granted 8,000 options during the first quarter 2007.  The Company did not grant any options during the first quarter of 2008.  The Company recognized $5,984 of stock-based employee compensation expense during the first quarter of 2008 and 2007 associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R).  As of March 31, 2008, there was $89,760 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the remaining vesting period of approximately four years.

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

	Three Months Ended
	March 31,
	2008	2007

Net earnings	$1,189,716	$1,883,258

Weighted average common shares outstanding	4,151,780	3,971,102
Shares issued from assumed exercise of common stock equivalents	261,041	340,609
Weighted average number of common and common equivalent shares outstanding	4,412,821	4,311,711
Earnings per share:
Basic	$0.29	$0.47

Diluted	$0.27	$0.44

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(4)   Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available-for-Sale

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”).  The fair value

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, only a small portion of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the foreclosed asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing.  A projected cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.  As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis.

	As of March 31,
	2008
	Total	Level 1	Level 2	Level 3

Securities available-for-sale	$76,170,524	$20,293,790	$55,626,734	$250,000

Total assets at fair value	$76,170,524	$20,293,790	$55,626,734	$250,000

There was no change in the unrealized gain/loss for the Level 3 assets during the period.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of March 31,
	2008
	Total	Level 1	Level 2	Level 3

Loans	$8,857,300	$—	$8,857,300	$—
Other assets (1)	186,100	—	186,100	—

Total assets at fair value	$9,043,400	$—	$9,043,400	$—

(1) Includes foreclosed assets.

(5)   Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due and other real estate owned. The following summarizes non-performing assets:

	March 31,	December 31,
	2008	2007
Accruing loans 90 days past due	$—	$504,783
Non-accrual loans	3,891,819	4,276,950
Other real estate	747,225	758,787
Total non-performing assets	$4,639,044	$5,540,520

Nonperforming assets decreased $901,476 or 16.3% from December 31, 2007 to March 31, 2008 due to several non-accrual loans tied to one customer relationship being paid off during the first quarter of 2008.  The nonperforming assets mainly consist of one loan acquired from our acquisition of Sapelo National Bank with a balance of approximately $2.9 million on non-accrual that is secured by single-family residential real estate appraised at approximately $5.1 million.  The borrower filed for bankruptcy protection on April 2, 2007.  On May 6, 2008, the Bank foreclosed on the property and is currently marketing the property for sale.

On April 25, 2008, management placed two loans with a balance of approximately $4.5 million on non-accrual that were secured by 708 acres of land and timber appraised at approximately $6.0 million.  In addition, on April 28, 2008, management placed five loans from one customer relationship with a balance of approximately $739 thousand on non-accrual that were secured by several residential construction and land development properties and two single family residential properties appraised at approximately $1.0 million.  The customer has marketed the collateral for sale in order to pay off the loans.  These loans are not reflected in the table above.  Management is continuously monitoring these loans in order to minimize any losses.

Other real estate consists of nine properties totaling $747,225 at March 31, 2008.  At March 31, 2008, the Company’s other real estate consisted of the following:

1-4 Family residential properties	$57,305
Construction & land development properties	689,920
Total	$747,225

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

The Company’s policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

 loans are well secured and in process of collection.  Other Real Estate is defined as real estate acquired as salvage on uncollectible loans.  At the time of foreclosure, an appraisal is obtained on the real estate.  The amount charged to Other Real Estate will be the lower of appraised value or recorded investment in the loan satisfied.  The recorded investment is the unpaid balance of the loan, increased by accrued and uncollected interest, unamortized premium, finance charges, and loan acquisition costs, if any, and decreased by previous direct write down and unamortized discount.  Any excess of the recorded investment in the loan satisfied over the appraised value of the property must be charged to allowance for loan losses.

(6)   Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months in the Period Ended

March 31, 2008 and 2007

The following discussion of financial condition as of March 31, 2008 compared to December 31, 2007, and the results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at March 31, 2008, were approximately $891,915,000, which represented an increase of approximately $39,436,000 or 5% from December 31, 2007.  Net earnings decreased 37% for the three months ended March 31, 2008 to $1,189,716 or $0.27 per diluted share compared to $1,833,258 or $0.44 per diluted share for the three months ended March 31, 2007.

On January 10, 2008, the Company declared its first dividend of $0.03 per share to all shareholders of record as of February 1, 2008.  The Company has announced a second quarter dividend of $0.03 per share to all shareholders of record as of May 1, 2008.  While the dividends are small in comparison to overall earnings, the Company expects to continue to grow the Bank and wants to retain appropriate amounts of capital to facilitate that sustained growth.  Any future determination relating to the Company declaring dividends will be made at the discretion of our Board of Directors and will depend on any statutory and regulatory limitations.

During the first quarter of 2008, the Company added a wealth management division in anticipation of increasing non-interest income.  The Company has hired a seasoned financial advisor to provide financial services including retirement planning, estate planning and asset allocation strategies.

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective markets in the South Georgia region, in the coastal Georgia region and in the northeast Florida region.   In the South Georgia region, we have expanded our loan production office in Valdosta, Georgia into a full-service branch during the first quarter of 2008.  Construction on a permanent branch location has now started and should be completed in early 2009.  In the coastal Georgia region, we have started construction on our Pooler branch, near Savannah, Georgia.  In the northeast Florida region, our Jacksonville branch opened December 3, 2007 in a temporary branch location with plans to move to a permanent location during the second quarter of 2008.  Our senior management team in northeast Florida is looking at a possible second location in Duval County in hopes of increasing our presence in this region.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	March 31,	December 31,
	2008	2007	$ Change	% Change
Assets:
Cash and due from banks	$7,964,103	$8,059,524	$(95,421)	-1.18%
Federal funds sold	15,928,000	11,350,000	4,578,000	40.33%
Securities available for sale	76,170,524	74,387,100	1,783,424	2.40%
Loans, net of unearned income	721,416,116	697,145,715	24,270,401	3.48%
Cash surrender value of life insurance	12,054,178	4,442,044	7,612,134	171.37%
Goodwill and other intangible assets	22,716,404	22,806,983	(90,579)	-0.40%
Total assets	891,914,778	852,479,064	39,435,714	4.63%
Liabilities:
Deposits	$742,615,291	$705,231,923	$37,383,368	5.30%
FHLB advances	40,500,000	40,500,000	—	—
Accrued expenses and other liabilities	1,878,765	1,908,156	(29,391)	-1.54%

Loan to Deposit Ratio	97.15%	98.85%

One significant change in the composition of assets was the increase in loans of $24.3 million due to continued growth of the Company.  We were able to generate loan growth by increasing loan growth in the middle Georgia, coastal Georgia and south Georgia regions.  Another significant change in the composition of assets was the $7.6 million increase in the cash surrender value of life insurance.  The majority of the increase is due to the Company’s purchase of $7.5 million additional life insurance policies on several senior bank officers.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 44.0% of our deposits as of March 31, 2008 when compared to 40.2% of our deposits as of December 31, 2007.  The Company’s Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60%.  The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature.

Asset Quality

Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitor, control and measure our credit risk, standardized credit analyses and our comprehensive credit policy.  As a result, management believes they have a good understanding of the asset quality, an established warning and early detection system regarding the loans and a comprehensive analysis of the allowance for loan losses.

The following table presents a summary of changes in the allowance for loan losses for the three-month periods ended March 31, 2008 and 2007.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended March 31,
	2008	2007
	(Amounts in Thousands)

Balance beginning of period	$8,879	$7,258
Loans charged-off	(132)	(529)
Recoveries	9	17
Net charge-offs	(123)	(512)
Provision for loan losses	402	444
Allowance from purchase acquisition	—	1,640
Balance end of period	$9,158	$8,830

Total Loans:
At period end	$721,416	$628,080
Average	704,639	607,327

As a percentage of average loans (annualized):
Net charge-offs	0.07%	0.34%
Provision for loan losses	0.23%	0.29%
Allowance as a percentage of period end loans	1.27%	1.41%
Allowance as a percentage of non-performing loans	235.32%	259.47%

Management believes that the allowance for loan losses at March 31, 2008 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due and other real estate owned. The following summarizes non-performing assets:

	March 31,	December 31,
	2008	2007
Accruing loans 90 days past due	$—	$504,783
Non-accrual loans	3,891,819	4,276,950
Other real estate	747,225	758,787
Total non-performing assets	$4,639,044	$5,540,520

Nonperforming assets decreased $901,476 or 16.3% from December 31, 2007 to March 31, 2008 due to several non-accrual loans tied to one customer relationship being paid off during the first quarter of 2008.  The nonperforming assets mainly consist of one loan acquired from our acquisition of Sapelo National Bank with a balance of approximately $2.9 million on non-accrual that is secured by single-family residential real estate appraised at approximately $5.1 million.  The borrower filed for bankruptcy protection on April 2, 2007.  On May 6, 2008, the Bank foreclosed on the property and is currently marketing the property for sale.

On April 25, 2008, management placed two loans with a balance of approximately $4.5 million on non-accrual that were secured by 708 acres of land and timber appraised at approximately $6.0 million.  In addition, on April 28, 2008, management placed five loans from one customer relationship with a balance of approximately $739 thousand on non-accrual that were secured by several residential construction and land development properties and two single family residential properties appraised at approximately $ 1.0 million.  The customer has marketed the collateral for sale in order to pay off the loans.  These loans are not reflected in the table above.  Management is continuously monitoring these loans in order to minimize any losses.

Other real estate consists of nine properties totaling $747,225 at March 31, 2008.  At March 31, 2008, the Company’s other real estate consisted of the following:

1-4 Family residential properties	$57,305
Construction & land development properties	689,920
Total	$747,225

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

Our policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.  Other Real Estate is defined as real estate acquired as salvage on uncollectible loans.  At the time of foreclosure, an appraisal is obtained on the real estate.  The amount charged to Other Real Estate will be the lower of appraised value or recorded investment in the loan satisfied.  The recorded investment is the unpaid balance of the loan, increased by accrued and uncollected interest, unamortized premium, finance charges, and loan acquisition costs, if any, and decreased by previous direct write down and unamortized discount.  Any excess of the recorded investment in the loan satisfied over the appraised value of the property must be charged to allowance for loan losses.

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

The following table shows the significant components of net earnings:

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Interest and Dividend Income	$14,425,969	$13,865,970	$559,999	4.04%
Interest Expense	8,148,558	7,211,579	936,979	12.99%
Net Interest Income	6,277,411	6,654,391	(376,980)	-5.67%
Provision for Loan Losses	402,000	444,000	(42,000)	-9.46%
Net Earnings	1,189,716	1,883,258	(693,542)	-36.83%
Net Earnings Per Diluted Share	$0.27	$0.44	(0.17)	-38.64%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $377,000 or 6% for the three months ended March 31, 2008 compared to March 31, 2007.

Total interest and dividend income for the three months ended March 31, 2008 increased approximately $560,000 or 4% when compared to the three months ended March 31, 2007.  This increase is partially the result of the average loan portfolio for the three months ended March 31, 2008 increasing approximately $97 million or 16% when compared to average loan portfolio for the three months ended March 31, 2007.  The average yield on loans decreased during the three months ended March 31, 2008 to 7.62% compared to an average yield of 8.45 % for the three months ended March 31, 2007 primarily due to the Federal Reserve decreasing the federal funds rate which affects a majority of the interest rates for our loans.

Total interest expense for the three months ended March 31, 2008 increased approximately $937,000 or 13% when compared to the three months ended March 31, 2007.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $90.6 million when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007.  The increase of $90.6 million includes approximately $1.4 million in non-interest bearing balances in regular demand deposit accounts.  The average rate paid on the deposit portfolios for the three months ended March 31, 2008 decreased to 4.53% from 4.57% when compared to the three months ended March 31, 2007.   Average borrowing balances increased approximately $7.3 million when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007.  Average interest rates paid on borrowings were 4.47% for the three months ended March 31, 2008 compared to 5.23% for the three months ended March 31, 2007.

The banking industry uses two key ratios to measure relative profitability of net interest income, which are net interest spread and net interest margin.  The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread eliminates the impact of non-interest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is an indication of the profitability of our investments, and is defined as net interest revenue as a percentage of total average earning assets, which includes the positive impact of funding a portion of earning assets with customers’ non-interest-bearing deposits and with shareholders’ equity.

For the three months ended March 31, 2008 and 2007, our tax equivalent net interest spread was 2.82% and 3.35%, respectively, while the tax equivalent net interest margin was 3.22% and 3.85%, respectively.  The decreases in net interest spread and net interest margin from first quarter 2007 to first quarter 2008 were due to our promotions of higher short-term yields on retail time deposits in order to fund loan growth and to invest in investment securities and the effect of the Federal Reserve’s action in lowering short-term rates starting in the second quarter of 2007 and continuing in the first quarter of 2008 on the Company’s slightly asset-sensitive balance sheet.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2008			2007
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$704,639	$13,429	7.62%	$607,327	$12,814	8.45%
Federal funds sold	10,927	81	2.97%	19,134	243	5.08%
Investment securities - taxable (7)	51,045	637	4.99%	52,141	563	4.32%
Investment securities - tax-exempt (6) (7)	20,271	200	5.98%	18,304	158	5.23%
Other interest and dividend income	5,111	79	6.18%	3,941	88	8.93%
Total Earning Assets	791,993	14,426	7.34%	700,847	13,866	7.97%

Non-interest-earning assets
Allowance for loan losses	-9,054			-8,862
Cash and due from banks	9,274			13,074
Premises and equipment	28,050			20,919
Accrued interest receivable	7,420			5,967
Other assets	38,451			20,759
Total Assets	$866,134			$752,704

Interest bearing liabilities
Interest bearing demand	$108,038	$648	2.40%	$109,170	$832	3.05%
Savings	7,864	11	0.56%	8,357	11	0.53%
Time deposits	550,936	6,888	5.00%	460,184	5,759	5.01%
Total interest bearing deposits	666,838	7,547	4.53%	577,711	6,602	4.57%
Federal Home Loan Bank advances	40,440	401	3.97%	34,355	394	4.59%
Other borrowings	3,149	25	3.18%	1,957	25	5.11%
Trust Preferred Securities	10,310	176	6.83%	10,310	191	7.41%
Total borrowed funds	53,899	602	4.47%	46,622	610	5.23%
Total interest-bearing liabilities	720,737	8,149	4.52%	624,333	7,212	4.62%

Non-interest bearing deposits	47,175			45,737
Other liabilities	8,413			7,230
Stockholder’s equity	89,809			75,404
Total Liabilities and Stockholder’s Equity	$866,134			$752,704
Net interest revenue (1)		$6,277			$6,654
Net interest spread (2) (6)			2.82%			3.35%
Net interest margin (3) (6)			3.22%			3.85%

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

(5) Interest income includes loan fees as follows (in thousands): 2008 - $447; 2007 - $551

(6) Reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2008 compared to March 31, 2007.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended March 31, 2008
	Compared to 2007
	Changes due to (a)
		Yield/	Net
	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$2,049	$(1,434)	$615
Investment securities:
Taxable investment securities	(12)	86	74
Tax-exempt investment securities	18	24	42
Interest earning deposits and fed funds sold	(68)	(103)	(171)
Total interest income	1,987	(1,427)	560

Interest paid on:
Deposits:
Interest bearing demand deposits	(21)	(163)	(184)
Savings	(1)	1	—
Time deposits	1,199	(70)	1,129
Other borrowings and FHLB advances	77	(70)	7
Trust Preferred Securities	—	(15)	(15)
Total interest expense	1,254	(317)	937

Increase in net interest revenue	$733	$(1,110)	$(377)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2008, was $402,000 compared to $444,000 for the same period of 2007.  This is due to continued loan growth for the respective periods.  Net charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2008 were 0.07%, as compared with 0.34% for the first quarter of 2007.  Net loan charge-offs decreased significantly this quarter as compared to the first quarter of 2007 due to the Company charging off $300,000 in the first quarter of 2007 for one participation purchased loan with the Company’s portion of the foreclosed property being recorded to other real estate at fair market value.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$416,442	$281,008	$135,434	48.20%
Other service charges, commissions and fees	109,883	61,336	48,547	79.15%
(Loss) gain on sale of other assets	(13,650)	1,287	(14,937)	-1160.61%
Gain on sales / calls of investment securities	31,840	75	31,765	42353.33%
Mortgage origination income	237,826	206,120	31,706	15.38%
Other income	207,082	139,552	67,530	48.39%
Total noninterest income	$989,423	$689,378	$300,045	43.52%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were $416 thousand, or 42% of total noninterest income for the first quarter of 2008 compared with $281 thousand, or 41% for the first quarter of 2007.  The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for the three months ended March 31, 2008 was 12,709 accounts when compared to the same period of 2007 with 12,223 accounts.  The most significant change in other income for the first quarter of 2008 is $112,134 of income from the net earnings on cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies as compared to $40,933 for the three months ended March 31, 2007.  During the first quarter of 2008, the Bank purchased an additional $7.5 million in BOLI policies on several senior bank officers.  The increase in the gain on sales/calls of investment securities is due to several investment securities being called before their maturity date.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Salaries	$2,129,856	$1,679,271	$450,585	26.83%
Employee benefits	734,225	554,920	179,305	32.31%
Occupancy expense	448,798	323,329	125,469	38.81%
Equipment rental and depreciation of equipment	264,014	180,176	83,838	46.53%
Other expenses	1,597,074	1,264,213	332,861	26.33%
Total noninterest expense	$5,173,967	$4,001,909	$1,172,058	29.29%

The increases in non-interest expenses are primarily due to the growth of the bank.  The most significant increases in the first quarter of 2008 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At March 31, 2008, the number of full-time equivalent employees was 170 compared to 151 at March 31, 2007.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for two new branches in Macon, Georgia and Jacksonville, Florida.  For the quarter ended March 31, 2008, the Bank also experienced three full months of non-interest expense from the branches acquired from the First Community Bank acquisition in January 2007 versus having two months of expenses for the quarter ending March 31, 2007.  The Bank operates from seventeen facilities as of March 31, 2008 compared to fifteen facilities as of March 31, 2007.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 29.64% and 35.01% for the three months ended March 31, 2008 and 2007, respectively.  The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income and tax credits received from affordable housing investments.  For the three months ended March 31, 2008, the tax-free income expressed as a percentage of earnings before income taxes was 12.11% when compared to 6.35% for the three months ended March 31, 2007.  The increase in tax-free income is due to an increase in the interest revenue on certain investment securities and loans that are exempt from income taxes.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25 million. At March 31, 2008, the Company had no federal funds purchased. The Company has a total available line of $42,290,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $40,500,000 in advances on this line at March 31, 2008.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at March 31, 2008 and 2007 were 12.62% and 12.54%, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2008 and as of December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2008, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2008 and December 31, 2007 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$86,105,000	11.30%	$60,959,292	>	8.0%	N/A		N/A
Bank	84,116,000	11.05%	60,898,462	>	8.0%	76,123,077	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$76,947,000	10.10%	$30,474,059	>	4.0%	N/A		N/A
Bank	74,958,000	9.85%	30,439,797	>	4.0%	45,659,695	>	6.0%

Tier I Capital To Average Assets
Consolidated	$76,947,000	9.12%	$33,748,684	>	4.0%	N/A		N/A
Bank	74,958,000	8.90%	33,688,989	>	4.0%	42,111,236	>	5.0%

December 31, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,800,000	11.62%	$58,382,100	>	8.0%	N/A		N/A
Bank	82,541,000	11.32%	58,332,862	>	8.0%	72,916,078	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,921,000	10.40%	$29,200,385	>	4.0%	N/A		N/A
Bank	73,662,000	10.11%	29,144,214	>	4.0%	43,716,320	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,921,000	9.34%	$32,514,347	>	4.0%	N/A		N/A
Bank	73,662,000	9.08%	32,450,220	>	4.0%	40,562,775	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at March 31, 2008.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At March 31, 2008, all of the Trust Preferred Securities qualify as a Tier I capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Three months Ended March 31, 2008

As of March 31, 2008, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2007. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4. Controls and Procedures

For the Three months Ended March 31, 2008

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

During the first quarter of 2008, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Three months Ended March 31, 2008

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operation results.

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

Date: May 9, 2008