Form 10-Q
period 2008-06-30
Atlantic Southern Financial Group, Inc.
filed 2008-08-11
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended      June 30, 2008

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

    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” (in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 4,151,780 shares outstanding at August 11, 2008

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	As of
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$10,120,217	$8,059,524
Interest-bearing deposits in other banks	664,611	514,654
Federal funds sold	16,670,000	11,350,000
Total cash and cash equivalents	27,454,828	19,924,178
Securities available for sale, at fair value	85,247,666	74,387,100
Federal Home Loan Bank stock, restricted, at cost	3,175,200	3,153,000
Loans held for sale	2,126,056	679,427
Loans, net of unearned income	792,617,742	697,145,715
Less - allowance for loan losses	(9,734,329)	(8,878,795)
Loans, net	782,883,413	688,266,920
Bank premises and equipment, net	28,677,874	27,899,376
Accrued interest receivable	6,984,980	7,239,571
Cash surrender value of life insurance	12,195,900	4,442,044
Goodwill and other intangible assets, net of amortization	22,625,825	22,806,983
Other assets	8,200,760	3,680,465
Total Assets	$979,572,502	$852,479,064

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$50,293,776	$46,075,374
Money market and NOW accounts	118,020,320	111,029,210
Savings	7,989,867	7,808,443
Time deposits	658,996,235	540,318,896
Total deposits	835,300,198	705,231,923
Federal Home Loan Bank advances	36,500,000	40,500,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	5,668,304	5,446,473
Accrued expenses and other liabilities	1,736,782	1,908,156
Total liabilities	889,515,284	763,396,552
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, 4,151,780 issued and outstanding in 2008 and 2007	20,758,900	20,758,900
Paid-in capital surplus	53,425,170	53,413,202
Retained earnings	16,255,005	14,606,121
Accumulated other comprehensive income (loss)	(381,857)	304,289
Total shareholders’ equity	90,057,218	89,082,512
Total Liabilities and Shareholders’ Equity	$979,572,502	$852,479,064

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$12,436,315	$13,830,216	$25,865,554	$26,644,272
Interest on securities:
Taxable income	706,552	612,064	1,343,574	1,175,411
Non-taxable income	225,165	179,976	425,437	337,436
Income on federal funds sold	32,830	123,067	113,383	365,796
Other interest and dividend income	76,863	60,838	155,746	149,216
Total interest and dividend income	13,477,725	14,806,161	27,903,694	28,672,131
Interest Expense:
Deposits	7,031,657	7,130,543	14,578,492	13,732,156
Junior subordinated debentures	126,296	193,005	302,390	383,974
Federal funds purchased	19,868	18,145	44,760	42,993
FHLB borrowings and other interest expense	334,107	399,920	734,844	794,069
Total interest expense	7,511,928	7,741,613	15,660,486	14,953,192

Net interest income	5,965,797	7,064,548	12,243,208	13,718,939
Provision for loan losses	946,000	148,000	1,348,000	592,000
Net interest income after provision for loan losses	5,019,797	6,916,548	10,895,208	13,126,939
Noninterest Income:
Service charges on deposit accounts	440,776	306,380	857,218	587,388
Other service charges, commissions and fees	118,848	97,942	228,731	159,278
Gain (loss) on sales / calls of investment securities	8,405	(382)	40,245	(307)
Gain (loss) on sale of other assets	165	93,272	(13,485)	94,559
Mortgage origination income	192,206	243,126	430,032	449,246
Other income	470,149	169,435	677,231	308,987
Total noninterest income	1,230,549	909,773	2,219,972	1,599,151
Noninterest Expense:
Salaries	2,340,097	1,855,616	4,469,953	3,534,887
Employee benefits	483,437	654,432	1,217,662	1,209,352
Occupancy expense	462,873	356,709	911,671	680,038
Equipment rental and depreciation of equipment	280,296	211,478	544,310	391,654
Other expenses	1,766,184	1,591,644	3,363,258	2,855,857
Total noninterest expense	5,332,887	4,669,879	10,506,854	8,671,788

Earnings Before Income Taxes	917,459	3,156,442	2,608,326	6,054,302
Provision for income taxes	209,183	1,098,220	710,334	2,112,822
Net Earnings	$708,276	$2,058,222	$1,897,992	$3,941,480
Earnings per share:
Basic	$0.17	$0.50	$0.46	$0.97
Diluted	$0.16	$0.46	$0.43	$0.90
Dividends declared per share:	$0.03	$—	$0.06	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$708,276	$2,058,222	$1,897,992	$3,941,480
Other comprehensive loss:
Unrealized holding losses on investment securities available for sale	(1,700,583)	(1,215,233)	(999,370)	(1,031,650)
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	29,824	—	84,235
Reclassification adjustment for (gains) losses realized in net earnings	(8,405)	382	(40,245)	307
Total other comprehensive loss, before tax	(1,708,988)	(1,185,027)	(1,039,615)	(947,108)
Income taxes related to other comprehensive loss:
Unrealized holding losses on investment securities available for sale	578,198	413,179	339,786	350,761
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	(10,140)	—	(28,640)
Reclassification adjustment for (gains) losses realized in net earnings	2,858	(130)	13,683	(104)
Total income taxes related to other comprehensive loss	581,056	402,909	353,469	322,017
Total other comprehensive loss, net of tax	(1,127,932)	(782,118)	(686,146)	(625,091)
Total comprehensive income (loss)	$(419,656)	$1,276,104	$1,211,846	$3,316,389

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$1,897,992	$3,941,480
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,348,000	592,000
Depreciation	697,209	490,439
Stock based compensation	11,968	11,968
Amortization and (accretion), net	157,063	98,659
Loss (gain) on sales of assets	13,485	(94,559)
(Gain) loss on sales / calls of investment securities	(40,245)	307
Earnings on cash surrender value of life insurance	(253,856)	(81,866)
Changes in assets and liabilities, net of effects of purchase acquisition in 2007:
Loans held for sale	(1,446,629)	(3,010,878)
Changes in accrued income and other assets	(1,253,308)	(19,655)
Changes in accrued expenses and other liabilities	403,926	874,529
Net cash provided by operating activities	1,535,605	2,802,424
Cash Flows from Investing Activities, net of effects of purchase acquisition in 2007:
Net change in loans to customers	(99,288,142)	(53,469,031)
Purchase of available for sale securities	(22,589,987)	(8,536,661)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	10,734,605	5,893,455
Cash received from First Community, net of cash paid of $235,034	—	5,556,520
Cash paid to Sapelo shareholders	—	(5,322,492)
Purchase of FHLB stock	(22,200)	(292,900)
Purchase of cash surrender value of life insurance	(7,500,000)	—
Property and equipment expenditures	(1,475,707)	(5,641,140)
Proceeds from sales of assets	317,309	312,996
Net cash used in investing activities	(119,824,122)	(61,499,253)
Cash Flows from Financing Activities, net of effects of purchase acquisition in 2007:
Net change in deposits	130,068,275	39,083,561
Net increase in federal funds purchased	—	100,200
Advances on FHLB borrowings	20,200,000	17,200,000
Payments on FHLB borrowings	(24,200,000)	(17,200,000)
Payment for fractional shares	—	(10,320)
Payment for issuance of common stock	—	(87,726)
Dividends paid	(249,108)	—
Net cash provided by financing activities	125,819,167	39,085,715
Net Increase (Decrease) in Cash and Cash Equivalents	7,530,650	(19,611,114)
Cash and Cash Equivalents, Beginning of Year	19,924,178	42,911,477
Cash and Cash Equivalents, End of Quarter	$27,454,828	$23,300,363

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

(2)         Stock-Based Compensation

The Company granted 8,000 options during the first quarter 2007.  The Company did not grant any options during the second quarter of 2008.  The Company recognized $11,968 of stock-based employee compensation expense during the first six months of 2008 associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R).  As of June 30, 2008, there was $83,776 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately four years.

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$708,276	$2,058,222	$1,897,992	$3,941,480

Weighted average common shares outstanding	4,151,780	4,151,780	4,151,780	4,061,939
Shares issued from assumed exercise of common stock equivalents	255,008	341,223	257,984	339,869
Weighted average number of common and common equivalent shares outstanding	4,406,788	4,493,003	4,409,764	4,401,808
Earnings per share:
Basic	$0.17	$0.50	$0.46	$0.97

Diluted	$0.16	$0.46	$0.43	$0.90

(4)   Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale, derivative instruments and certain brokered deposits are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans held for sale subject to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, only a small portion of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing.  A current market valuation model is used to analyze the carrying value of goodwill for impairment.  This valuation method estimates the fair value of the Bank based on the price that would be received to sell the Bank as a whole in an orderly transaction between market participants at the measurement date.  This valuation method requires a significant degree of management judgement.  In the event the valuation value for the Bank is less than the carrying value of goodwill, the asset amount is recorded at fair value as determined by the valuation model.  As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Derivative Financial Instruments

From time to time, the Company uses interest rate swaps to manage its interest rate risk.  The fair value of the interest rate swaps are based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies the interest rate swaps subjected to recurring fair value adjustments as Level 2 with the fair values being provided by valuation experts.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of June 30,
	2008
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$85,247,666	$2,355,053	$82,642,613	$250,000
Derivative financial instruments	170,919	—	170,919	—
Total assets at fair value	$85,418,585	$2,355,053	$82,813,532	$250,000

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

	As of June 30,
	2008
	Total	Level 1	Level 2	Level 3

Loans	$8,948,300	$—	$8,948,300	$—
Other assets - foreclosed assets	2,728,759	—	2,728,759	—

Total assets at fair value	$11,677,059	$—	$11,677,059	$—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(5)   Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	June 30,	December 31,
	2008	2007
Accruing loans 90 days past due	$2,955	$504,783
Non-accrual loans	3,975,028	4,276,950
Repossessed assets	15,000	—
Other real estate	3,837,671	758,787
Total non-performing assets	$7,830,654	$5,540,520

Nonperforming assets increased $2,290,134 or 41.33% from December 31, 2007 to June 30, 2008.  In April 2008, management placed two loans with a balance of approximately $2.8 million on non-accrual that were secured by 708 acres of land and timber appraised at approximately $6.0 million.  Management is continuously monitoring these loans in order to minimize any losses.

On July 25, 2008, management placed one loan with a balance of approximately $5.5 million on non-accrual that is secured by a condominium complex and other commercial real estate property appraised at approximately $7.3 million.  The loan is not reflected in the table above.  Management is continuously monitoring this loan in order to minimize any losses.

At June 30, 2008, the Company’s other real estate consisted of the following:

	Number of Properties	June 30, 2008
1-4 Family residential properties	4	$2,593,410
Construction & land development properties	10	1,244,261
Total	14	$3,837,671

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

beginning after November 15, 2008.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Six Months in the Period Ended

June 30, 2008 and 2007

The following discussion of financial condition as of June 30, 2008 compared to December 31, 2007, and the results of operations for the three months and six months ended June 30, 2008 compared to the three months and six months ended June 30, 2007 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at June 30, 2008, were approximately $979,573,000, which represented an increase of approximately $127,093,000 or 15% from December 31, 2007.  Net earnings decreased 52% for the six months ended June 30, 2008 to $1,898,000 or $0.43 per diluted share compared to $3,941,000 or $0.90 per diluted share for the six months ended June 30, 2007.

On January 10, 2008, the Company declared its first dividend of $0.03 per share to all shareholders of record as of February 1, 2008.  The Company announced a second quarter dividend of $0.03 per share to all shareholders of record as of May 1, 2008.  While the dividends are small in comparison to overall earnings, the Company expects to continue to grow the Bank and wants to retain appropriate amounts of capital to facilitate that sustained growth.  Any future determination relating to the Company declaring dividends will be made at the discretion of our Board of Directors and will depend on any statutory and regulatory limitations.

During the first quarter of 2008, the Company added a wealth management division in anticipation of increasing non-interest income.  The Company has hired a seasoned financial advisor to provide financial services including retirement planning, estate planning and asset allocation strategies.

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective markets in the South Georgia region, in the coastal Georgia region and in the northeast Florida region.   In the South Georgia region, we have expanded our loan production office in Valdosta, Georgia into a full-service branch during the first quarter of 2008.  Construction on a permanent branch location has now started and should be completed in early 2009.  In the coastal Georgia region, we have started construction on our Pooler branch, near Savannah, Georgia.  In the northeast Florida region, our Jacksonville branch opened December 3, 2007 in a temporary branch location and moved to its permanent location during the second quarter of 2008.  Our senior management team in northeast Florida is looking at a possible second location in Duval County in hopes of increasing our presence in this region.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	June 30,	December 31,
	2008	2007	$ Change	% Change
Assets:
Cash and due from banks	$10,120,217	$8,059,524	$2,060,693	25.57%
Federal funds sold	16,670,000	11,350,000	5,320,000	46.87%
Securities available for sale	85,247,666	74,387,100	10,860,566	14.60%
Loans, net of unearned income	792,617,742	697,145,715	95,472,027	13.69%
Cash surrender value of life insurance	12,195,900	4,442,044	7,753,856	174.56%
Goodwill and other intangible assets	22,625,825	22,806,983	(181,158)	-0.79%
Total assets	979,572,502	852,479,064	127,093,438	14.91%
Liabilities:
Deposits	835,300,198	705,231,923	130,068,275	18.44%
FHLB advances	36,500,000	40,500,000	(4,000,000)	-9.88%
Accrued expenses and other liabilities	1,736,782	1,908,156	(171,374)	-8.98%

Loan to Deposit Ratio	94.89%	98.85%

One significant change in the composition of assets was the increase in loans of $95.5 million due to continued growth of the Company.  We were able to generate loan growth by increasing loan growth in all regions with the majority of the increase in the middle Georgia region.  Another significant change in the composition of assets was the $7.8 million increase in the cash surrender value of life insurance.  The majority of the increase is due to the Company’s purchase of $7.5 million additional life insurance policies on several senior bank officers.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 49.0% of our deposits as of June 30, 2008 when compared to 40.2% of our deposits as of December 31, 2007.  The Company’s Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60%.  The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature.

Investment Securities

Securities in our portfolio totaled $85.2 million at June 30, 2008, compared to $74.4 million at December 31, 2007.  The most significant growth in the securities portfolio has resulted from the purchase of $19.1 million in mortgage backed securities that have been offset by $8.6 million in U.S. Government Sponsored Enterprises securities being called.  At June 30, 2008, the securities portfolio had unrealized net losses of approximately $579 thousand.

The following table shows the carrying value of the investment securities at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(Amounts in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$18,839	$27,493
U. S. Treasury Securities	253	254
State, County and Municipal	24,416	21,346
Mortgage-backed Securities	40,339	23,844
Other Investments	1,401	1,450
Total	$85,248	$74,387

Loans

Our loan demand continues to be strong.  Total loans increased $95.5 million or 14% from December 31, 2007 to June 30, 2008.  The increase in loans in 2008 is attributable to our branching efforts along with the lending efforts of our senior management lending team.  The following table presents a summary of the loan portfolio by category.

	June 30,	December 31,
	2008	2007
	(Amounts in Thousands)

Commercial	$77,999	$69,079
Real estate - commercial	301,120	259,070
Real estate - construction	324,844	292,152
Real estate - mortgage	81,006	67,898
Obligations of political subdivisions in the U.S.	298	290
Consumer	7,837	8,934
Total Loans	793,104	697,423
Less:
Unearned loan fees	(486)	(277)
Allowance for loan losses	(9,734)	(8,879)
Loans, net	$782,884	$688,267

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

The following table presents a summary of changes in the allowance for loan losses for the three and six-month periods ended June 30, 2008 and 2007.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Amounts in Thousands)
Balance beginning of period	$9,158	$8,830	$8,879	$7,258
Loans charged-off	(453)	(17)	(585)	(546)
Recoveries	83	202	92	219
Net charge-offs	(370)	185	(493)	(327)
Provision for loan losses	946	148	1,348	592
Allowance from purchase acquisition	—	—	—	1,640
Balance end of period	$9,734	$9,163	$9,734	$9,163

Total Loans:
At period end	$792,618	$635,489	$792,618	$635,489
Average	758,009	631,237	731,324	619,282

As a percentage of average loans (annualized):
Net charge-offs	0.20%	-0.12%	0.13%	0.11%
Provision for loan losses	0.50%	0.09%	0.37%	0.19%
Allowance as a percentage of period end loans	1.23%	1.44%	1.23%	1.44%
Allowance as a percentage of non-performing loans	244.71%	285.81%	244.71%	285.81%

Management believes that the allowance for loan losses at June 30, 2008 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	June 30,	December 31,
	2008	2007
Accruing loans 90 days past due	$2,955	$504,783
Non-accrual loans	3,975,028	4,276,950
Repossessed assets	15,000	—
Other real estate	3,837,671	758,787
Total non-performing assets	$7,830,654	$5,540,520

Nonperforming assets increased $2,290,134 or 41.33% from December 31, 2007 to June 30, 2008.  In April 2008, management placed two loans with a balance of approximately $2.8 million on non-accrual that were secured by 708 acres of land and timber appraised at approximately $6.0 million.  Management is continuously monitoring these loans in order to minimize any losses.

On July 25, 2008, management placed one loan with a balance of approximately $5.5 million on non-accrual that is secured by a condominium complex and other commercial real estate property appraised at approximately $7.3 million.  The loan is not reflected in the table above.  Management is continuously monitoring this loan in order to minimize any losses.

At June 30, 2008, the Company’s other real estate consisted of the following:

	Number of Properties	June 30, 2008
1-4 Family residential properties	4	$2,593,410
Construction & land development properties	10	1,244,261
Total	14	$3,837,671

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

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently if circumstances indicate that goodwill has been impaired.  During the last three quarters, the Company’s stock price has traded below its per-share book value and it has also fallen below tangible book value for a short period of time.  Management believes that the low stock price is more indicative of uncertainty about the economic cycle rather than the value of the Company’s underlying business.  Although the Company has not performed a complete goodwill impairment assessment, management does not believe that goodwill is impaired.  The current economic environment has resulted in lower earnings due mainly to the effect of the Federal Reserve’s action in lowering short-term rates starting in the second quarter of 2007.  Management believes that the value of the Company’s business remains intact and that earnings will return to past levels when the economic environment recovers.  The Company will complete a full goodwill impairment assessment during the fourth quarter of 2008.

Deposits

Total deposits at June 30, 2008 were $835.3 million, an increase of $130.1 million, or 18%, from December 31, 2007.  Total non-interest bearing demand deposit accounts of $50.3 million increased $4.2 million, or 9%, and interest bearing demand and savings accounts of $126.0 million increased $7.2 million, or 6%, resulting mainly from our branching efforts and our emphasis on increasing core deposits.

Total time deposits as of June 30, 2008 were $659.0 million, an increase of $118.7 million, or 22%, from December 31, 2007.  Total retail time deposits at June 30, 2008 decreased approximately $6.5 million, or 3% of total time deposits, from December 31, 2007 due to competitive rates drawing customers to other financial institutions.  The weighted average rates paid for retail time deposits for the three and six months ended June 30, 2008 were 4.52% and 4.79%, respectively, compared to 5.24% and 5.08% for the three and six months ended June 30, 2007, respectively.  Total wholesale deposits at June 30, 2008 increased approximately $125.1 million, or 44% of total time deposits, from December 31, 2007 resulting mainly from our need to fund our loan growth during the second quarter.  The weighted average rates paid for wholesale deposits for the three and six months ended June 30, 2008 were 4.21% and 4.56%, respectively, compared to 5.25% and 5.23% for the three and six months ended June 30, 2007, respectively.

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

The following table shows the significant components of net earnings:

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Interest and Dividend Income	$27,903,694	$28,672,131	$(768,437)	-2.68%
Interest Expense	15,660,486	14,953,192	707,294	4.73%
Net Interest Income	12,243,208	13,718,939	(1,475,731)	-10.76%
Provision for Loan Losses	1,348,000	592,000	756,000	127.70%
Net Earnings	1,897,992	3,941,480	(2,043,488)	-51.85%
Net Earnings Per Diluted Share	$0.43	$0.90	(0.47)	-52.22%

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Interest and Dividend Income	$13,477,725	$14,806,161	$(1,328,436)	-8.97%
Interest Expense	7,511,928	7,741,613	(229,685)	-2.97%
Net Interest Income	5,965,797	7,064,548	(1,098,751)	-15.55%
Provision for Loan Losses	946,000	148,000	798,000	539.19%
Net Earnings	708,276	2,058,222	(1,349,946)	-65.59%
Net Earnings Per Diluted Shares	$0.16	$0.46	(0.30)	-65.22%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $1.5 million, or 11%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Net interest income decreased $1.1 million, or 16%, for the second quarter of 2008 compared to the same period in 2007.

Total interest and dividend income for the three and six months ended June 30, 2008 decreased $1.3 million, or 9%, and $768 thousand, or 3%, respectively, when compared to the three and six months ended June 30, 2007, primarily due to the effect of the Federal Reserve decreasing the federal funds rate, which affects a majority of the interest rates for our loans.  The average loan and loan held for sale portfolios for the three and six months ended June 30, 2008 increased approximately $125.4 million, or 20%, and $111.3 million, or 18%, respectively, when compared to average loan and loan held for sale portfolios for the three and six months ended June 30, 2007.  Additionally, the average yield on loans decreased during the three and six months ended June 30, 2008 to 6.56% and 7.08%, respectively, compared to an average yield of 8.75% and 8.60% for the three and six months ended June 30, 2007, respectively.

Total interest expense for the three months ended June 30, 2008 decreased $230 thousand, or 3%, when compared to the three months ended June 30, 2007.  Total interest expense for the six months ended June 30, 2008 increased $707 thousand, or 5%, when compared to the six months ended June 30, 2007.  Two factors impact interest expense:

average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $126.0 million and $108.3 million when comparing the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.  The average rate paid on the deposit portfolios for the three months ended June 30, 2008 decreased to 3.89% from 4.78% when compared to the three months ended June 30, 2007.   The average rate paid on the deposits for the six months ended June 30, 2008 decreased to 4.20% from 4.68% when compared to the six months ended June 30, 2007.  Average borrowing balances increased approximately $9.0 million and $8.1 million when comparing the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007, respectively.  Average interest rates paid on borrowings were 3.54% and 5.41% for the three and six months ended June 30, 2008, respectively, compared to 4.00% and 5.32% for the three and six months ended June 30, 2007, respectively.

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

For the three months ended June 30, 2008 and 2007, our tax equivalent net interest spread was 2.55% and 3.49%, respectively, while the tax equivalent net interest margin was 2.87% and 4.00%, respectively.  For the six months ended June 30, 2008 and 2007, our tax equivalent net interest spread was 2.69% and 3.42%, respectively, while the tax equivalent net interest margin was 3.04% and 3.92%, respectively.  The decreases in net interest spread and net interest margin from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008 were due to our promotions of higher short-term yields on retail time deposits in order to fund loan growth and to invest in investment securities and the effect of the Federal Reserve’s action in lowering short-term rates starting in the second quarter of 2007 and continuing in the first quarter of 2008 on the Company’s slightly asset-sensitive balance sheet.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended June 30, 2008 and 2007.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2008			2007
	(Amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$758,009	$12,436	6.56%	$632,648	$13,830	8.75%
Federal funds sold	6,258	33	2.11%	9,374	123	5.25%
Investment securities - taxable (7)	55,260	707	5.12%	52,204	612	4.69%
Investment securities - tax-exempt (6) (7)	22,639	225	6.02%	18,273	180	5.97%
Other interest and dividend income	4,990	77	6.17%	3,796	61	6.43%
Total Earning Assets	847,156	13,478	6.42%	716,295	14,806	8.32%

Non-interest-earning assets
Allowance for loan losses	-9,356			-9,086
Cash and due from banks	9,095			13,650
Premises and equipment	28,476			23,726
Accrued interest receivable	6,750			6,108
Other assets	41,258			28,959
Total Assets	$923,379			$779,652

Interest bearing liabilities
Interest bearing demand	$116,242	$557	1.92%	$112,680	$906	3.22%
Savings	8,082	12	0.59%	8,413	11	0.52%
Time deposits	598,053	6,463	4.32%	474,968	6,213	5.23%
Total interest bearing deposits	722,377	7,032	3.89%	596,061	7,130	4.78%
Federal Home Loan Bank advances	40,456	334	3.30%	33,522	400	4.77%
Other borrowings	3,425	20	2.34%	1,345	18	5.35%
Trust Preferred Securities	10,310	126	4.89%	10,310	193	7.49%
Total borrowed funds	54,191	480	3.54%	45,177	611	5.41%
Total interest-bearing liabilities	776,568	7,512	3.87%	641,238	7,741	4.83%

Non-interest bearing deposits	48,468			48,752
Other liabilities	7,439			6,042
Stockholder’s equity	90,904			83,620
Total Liabilities and Stockholder’s Equity	$923,379			$779,652
Net interest revenue (1)		$5,966			$7,065
Net interest spread (2)			2.55%			3.49%
Net interest margin (3) (6)			2.87%			4.00%

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

(5) Interest income includes loan fees as follows (in thousands): 2008 - $484; 2007 - $507

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the six months ended June 30, 2008 and 2007.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Six Months Ended June 30,
	2008			2007
	(Amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$731,324	$25,866	7.08%	$619,988	$26,644	8.60%
Federal funds sold	8,592	113	2.63%	14,254	366	5.14%
Investment securities - taxable (7)	53,152	1,344	5.06%	52,172	1,175	4.50%
Investment securities - tax-exempt (6) (7)	21,455	425	6.00%	18,289	338	5.60%
Other interest and dividend income	4,896	156	6.37%	3,899	149	7.64%
Total Earning Assets	819,419	27,904	6.87%	708,602	28,672	8.15%

Non-interest-earning assets
Allowance for loan losses	-9,205			-8,974
Cash and due from banks	9,184			13,362
Premises and equipment	28,263			22,322
Accrued interest receivable	7,085			6,038
Other assets	40,011			24,986
Total Assets	$894,757			$766,336

Interest bearing liabilities
Interest bearing demand	$112,140	$1,205	2.15%	$110,925	$1,738	3.13%
Savings	7,973	23	0.58%	8,385	22	0.52%
Time deposits	574,495	13,351	4.65%	467,576	11,972	5.12%
Total interest bearing deposits	694,608	14,579	4.20%	586,886	13,732	4.68%
Federal Home Loan Bank advances	40,448	735	3.63%	33,939	794	4.68%
Other borrowings	3,287	45	2.74%	1,651	43	5.21%
Trust Preferred Securities	10,310	302	5.86%	10,310	384	7.45%
Total borrowed funds	54,045	1,082	4.00%	45,900	1,221	5.32%
Total interest-bearing liabilities	748,653	15,661	4.18%	632,786	14,953	4.73%

Non-interest bearing deposits	47,822			47,245
Other liabilities	7,926			6,793
Stockholder’s equity	90,356			79,512
Total Liabilities and Stockholder’s Equity	$894,757			$766,336
Net interest revenue (1)		$12,243			$13,719
Net interest spread (2)			2.69%			3.42%
Net interest margin (3) (6)			3.04%			3.92%

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

(5) Interest income includes loan fees as follows (in thousands): 2008 - $932; 2007 - $1,058

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and six months ended June 30, 2008 compared to June 30, 2007.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Compared to 2007			Compared to 2007
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$2,383	$(3,777)	$(1,394)	$4,298	$(5,076)	$(778)
Investment securities:
Taxable investment securities	48	47	95	39	130	169
Tax-exempt investment securities	43	2	45	61	26	87
Interest earning deposits and fed funds sold	(16)	(58)	(74)	(86)	(160)	(246)
Total interest income	2,458	(3,786)	(1,328)	4,312	(5,080)	(768)

Interest paid on:
Deposits:
Interest bearing demand deposits	14	(363)	(349)	9	(542)	(533)
Savings	—	1	1	(1)	2	1
Time deposits	1,174	(924)	250	2,292	(913)	1,379
Other borrowings and FHLB advances	89	(153)	(64)	171	(228)	(57)
Trust Preferred Securities	—	(67)	(67)	—	(82)	(82)
Total interest expense	1,277	(1,506)	(229)	2,471	(1,763)	708

Decrease in net interest revenue	$1,181	$(2,280)	$(1,099)	$1,841	$(3,317)	$(1,476)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2008, was $1,348,000 compared to $592,000 for the same period of 2007.  The provision for loan losses for the second quarter of 2008 was $946,000 compared to $148,000 for the same period of 2007.  The increase in the provision for loan losses is due to the strong loan growth occurring in the second quarter of 2008.  Net charge-offs as an annualized percentage of average outstanding loans for the six months ended June 30, 2008 were 0.13%, as compared with 0.11% for the same period of 2007.  Net charge-offs as an annualized percentage of average outstanding loans for the second quarter of 2008 were 0.20%, as compared with -0.12% for the same period of 2007.  Net loan charge-offs increased during the three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007 due mainly to the Company charging off $375,000 for one single-family residential real estate loan when the foreclosed property was recorded to other real estate at net realizable value.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$857,218	$587,388	$269,830	45.94%
Other service charges, commissions and fees	228,731	159,278	69,453	43.60%
Gain (loss) on sales / calls of investment securities	40,245	(307)	40,552	-13209.12%
Gain (loss) on sale of other assets	(13,485)	94,559	(108,044)	-114.26%
Mortgage origination income	430,032	449,246	(19,214)	-4.28%
Other income	677,231	308,987	368,244	119.18%
Total noninterest income	$2,219,972	$1,599,151	$620,821	38.82%

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$440,776	$306,380	$134,396	43.87%
Other service charges, commissions and fees	118,848	97,942	20,906	21.35%
Gain (loss) on sales / calls of investment securities	8,405	(382)	8,787	-2300.26%
Gain (loss) on sale of other assets	165	93,272	(93,107)	-99.82%
Mortgage origination income	192,206	243,126	(50,920)	-20.94%
Other income	470,149	169,435	300,714	177.48%
Total noninterest income	$1,230,549	$909,773	$320,776	35.26%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were $441 thousand, or 36% of total noninterest income for the second quarter of 2008 compared with $306 thousand, or 34% for the second quarter of 2007.  Total service charges, including non-sufficient funds fees, were $857 thousand, or 39% of total noninterest income for the six months ended June 30, 2008 compared with $587 thousand, or 37% for the same period of 2007.  The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for the six months ended June 30, 2008 was 12,970 accounts when compared to the same period of 2007 with 12,354 accounts.  The most significant change in other income for the three months and six months ended June 30, 2008 is the additional income from the net earnings on cash surrender value of life insurance from the additional $7.5 million bank owned life insurance (“BOLI”) policies on several senior bank officers purchased during the first quarter of 2008.  The Bank also recognized $171 thousand in other income from the fair value adjustments to an interest rate swap during the second quarter of 2008.  The increase in the gain on sales/calls of investment securities for the three months and six months ended June 30, 2008 is due to several investment securities being called before their maturity date.  The decrease of the gain (loss) on the sale of other assets for the three months and six months ended June 30, 2008, is primarily due to the loss on the sale of two foreclosed properties; in comparison, during the three months and six months ended June 30, 2007 there was a gain on the sale of two foreclosed properties and the sale of one location that was acquired from our purchase of First Community Bank during the second quarter of 2007.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Salaries	$4,469,953	$3,534,887	$935,066	26.45%
Employee benefits	1,217,662	1,209,352	8,310	0.69%
Occupancy expense	911,671	680,038	231,633	34.06%
Equipment rental and depreciation of equipment	544,310	391,654	152,656	38.98%
Other expenses	3,363,258	2,855,857	507,401	17.77%
Total noninterest expense	$10,506,854	$8,671,788	$1,835,066	21.16%

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Salaries	$2,340,097	$1,855,616	$484,481	26.11%
Employee benefits	483,437	654,432	(170,995)	-26.13%
Occupancy expense	462,873	356,709	106,164	29.76%
Equipment rental and depreciation of equipment	280,296	211,478	68,818	32.54%
Other expenses	1,766,184	1,591,644	174,540	10.97%
Total noninterest expense	$5,332,887	$4,669,879	$663,008	14.20%

The increases in noninterest expenses are primarily due to the growth of the Bank.  The most significant increases in the first half of 2008 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents normal increases in salaries and an increase in the number of employees.  At June 30, 2008, the number of full-time equivalent employees was 183 compared to 163 at June 30, 2007.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank and the hiring for two new branches in Macon, Georgia and Jacksonville, Florida.  The Bank operates from seventeen facilities as of June 30, 2008 compared to fifteen facilities as of June 30, 2007.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 27.23% and 34.90% for the six months ended June 30, 2008 and 2007, respectively.  Income tax expense was 22.80% and 34.79% for the three months ended June 30, 2008 and 2007, respectively.  The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income and tax credits received from affordable housing investments.  For the six months ended June 30, 2008, the tax-free income expressed as a percentage of earnings before income taxes was 16.67% when compared to 6.00% for the six months ended June 30, 2007.  For the three months ended June 30, 2008, the tax-free income expressed as a percentage of earnings before income taxes was 25.08% when compared to 5.88% for the three months ended June 30, 2007.   The increase in tax-free income is due to an increase in the interest revenue on certain investment securities and loans that are exempt from income taxes.

Liquidity

Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of the Company to meet those requirements.

The Company’s liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the Company while at the same time ensuring that the deposit obligations of the Company are met on a timely basis. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix and maturity.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $34 million. At June 30, 2008, the Company had no federal funds purchased. The Company has a total available line of $47.8 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $36.5 million in advances on this line at June 30, 2008.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at June 30, 2008 and 2007 were 12.83% and 13.09%, respectively.

Capital Resources

We are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2008 and as of December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2008, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2008 and December 31, 2007 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,448,000	10.47%	$66,817,956	>	8.0%	N/A		N/A
Bank	85,715,000	10.27%	66,769,231	>	8.0%	83,461,538	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$77,714,000	9.30%	$33,425,376	>	4.0%	N/A		N/A
Bank	75,981,000	9.10%	33,398,242	>	4.0%	50,097,363	>	6.0%

Tier I Capital To Average Assets
Consolidated	$77,714,000	8.63%	$36,020,394	>	4.0%	N/A		N/A
Bank	75,981,000	8.44%	36,009,953	>	4.0%	45,012,441	>	5.0%

December 31, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,800,000	11.62%	$58,382,100	>	8.0%	N/A		N/A
Bank	82,541,000	11.32%	58,332,862	>	8.0%	72,916,078	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,921,000	10.40%	$29,200,385	>	4.0%	N/A		N/A
Bank	73,662,000	10.11%	29,144,214	>	4.0%	43,716,320	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,921,000	9.34%	$32,514,347	>	4.0%	N/A		N/A
Bank	73,662,000	9.08%	32,450,220	>	4.0%	40,562,775	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at June 30, 2008.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At June 30, 2008, all of the Trust Preferred Securities qualify as a Tier I capital.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions.  Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry.  We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Six Months Ended June 30, 2008

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Six Months Ended June 30, 2008

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report.  Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Company pursuant to the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the second quarter of 2008, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Six Months Ended June 30, 2008

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 1A. Risk Factors

Other than as noted below, we believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following are supplemental risk factors relating to the recent changes in the strength of the economy and the impact of public perception on our performance.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses. Declines in the U.S. economy and the real estate market may contribute to an increase in provisions for loan losses for the remainder of 2008 and 2009. These factors could result in loan loss provisions in excess of charge-offs, delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations. In addition, deterioration of the U.S. economy may adversely impact our traditional banking business. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slow down or recessions. The impact of recent events relating to subprime mortgages resulting in a substantial housing recession has not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

The impact of the current economic downturn on the performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

The regular annual meeting of the shareholders of the Company was held on June 3, 2008.

At the Annual Meeting, the shareholders elected the following Class III directors to serve for three-year terms or until their successors are duly qualified and elected.  The following table sets forth the number of votes cast and withheld with respect to each nominated director.

Name	Votes for	Votes Withheld	Votes Against
Raymond O. Ballard, Jr.	2,735,820	15,212	0
J. Douglas Dunwody	2,735,970	15,062	0
William A. Fickling, III	2,717,945	33,087	0
Carl E. Hofstadter	2,735,923	15,109	0
George Waters, Jr.	2,642,790	108,242	0

The following directors did not stand for reelection as their term of office continued:  Peter R. Cates, Dr. Laudis (Rick) H. Lanford, J. Russell Lipford, Jr., Dr. Hugh F. Smission, III, Donald L. Moore, Carolyn Crayton, Michael C. Griffin, Thomas J. McMichael, Tyler J. Rauls, Jr. and Mark A. Stevens.

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

Date: August 11, 2008