Form 10-Q
period 2008-09-30
Atlantic Southern Financial Group, Inc.
filed 2008-11-07
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 2008

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

 Yes   ☐      No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $5 par value, 4,151,780 shares outstanding at November 7, 2008

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	As of
	September 30,	December 31,
	2008	2007
Assets

Cash and due from banks	$15,281,314	$8,059,524
Interest-bearing deposits in other banks	753,215	514,654
Federal funds sold	1,649,000	11,350,000
Total cash and cash equivalents	17,683,529	19,924,178
Securities available for sale, at fair value	101,369,092	74,387,100
Other investments, restricted, at cost	3,212,818	3,210,618
Loans held for sale	692,915	679,427
Loans, net of unearned income	794,377,447	697,145,715
Less - allowance for loan losses	(10,311,525)	(8,878,795)
Loans, net	784,065,922	688,266,920
Bank premises and equipment, net	29,405,669	27,899,376
Accrued interest receivable	6,654,471	7,239,571
Cash surrender value of life insurance	12,330,493	4,442,044
Goodwill and other intangible assets, net of amortization	22,535,246	22,806,983
Other assets	8,567,155	3,622,847
Total Assets	$986,517,310	$852,479,064

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$46,904,930	$46,075,374
Money market and NOW accounts	144,415,478	111,029,210
Savings	8,467,776	7,808,443
Time deposits	646,663,007	540,318,896
Total deposits	846,451,191	705,231,923
Federal funds purchased	191,000	—
Federal Home Loan Bank advances	30,500,000	40,500,000
Junior subordinated debentures	10,310,000	10,310,000
Subordinated debentures	950,000	—
Accrued interest payable	6,229,901	5,446,473
Accrued expenses and other liabilities	1,809,825	1,908,156
Total liabilities	896,441,917	763,396,552
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, 4,151,780 issued and outstanding in 2008 and 2007	20,758,900	20,758,900
Paid-in capital surplus	53,454,404	53,413,202
Retained earnings	15,783,577	14,606,121
Accumulated other comprehensive income	78,512	304,289
Total shareholders’ equity	90,075,393	89,082,512
Total Liabilities and Shareholders’ Equity	$986,517,310	$852,479,064

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$12,591,813	$14,303,957	$38,457,367	$40,948,229
Interest on securities:
Taxable income	824,416	677,118	2,167,990	1,852,529
Non-taxable income	227,177	177,072	652,614	514,508
Income on federal funds sold	35,594	79,698	148,977	445,494
Other interest and dividend income	48,652	62,363	204,398	211,579
Total interest and dividend income	13,727,652	15,300,208	41,631,346	43,972,339
Interest Expense:
Deposits	7,310,723	7,524,581	21,889,215	21,256,737
Junior subordinated debentures	125,961	196,482	428,351	580,456
Federal funds purchased	8,037	23,369	52,797	66,362
FHLB borrowings and other interest expense	261,671	414,983	996,515	1,209,052
Total interest expense	7,706,392	8,159,415	23,366,878	23,112,607

Net interest income	6,021,260	7,140,793	18,264,468	20,859,732
Provision for loan losses	907,000	48,000	2,255,000	640,000
Net interest income after provision for loan losses	5,114,260	7,092,793	16,009,468	20,219,732
Noninterest Income:
Service charges on deposit accounts	455,318	403,522	1,312,536	990,910
Other service charges, commissions and fees	128,818	101,147	357,549	260,425
Gain (loss) on sales, calls and impairment write-down of investment securities	(1,160,895)	3,408	(1,120,650)	3,101
Gain (loss) on sale of other assets	(23,951)	1,946	(37,436)	96,505
Mortgage origination income	210,794	276,288	640,826	725,534
Other income	245,851	162,163	923,082	471,150
Total noninterest income	(144,065)	948,474	2,075,907	2,547,625
Noninterest Expense:
Salaries	2,411,074	1,950,593	6,881,027	5,485,480
Employee benefits	616,925	669,720	1,834,587	1,879,072
Occupancy expense	482,284	367,025	1,393,955	1,047,063
Equipment rental and depreciation of equipment	318,108	237,285	862,418	628,939
Other expenses	1,889,478	1,658,511	5,252,736	4,514,368
Total noninterest expense	5,717,869	4,883,134	16,224,723	13,554,922

Earnings (Loss) Before Income Taxes	(747,674)	3,158,133	1,860,652	9,212,435
Income tax benefit/(expense)	400,799	(1,097,260)	(309,535)	(3,210,082)
Net Earnings (Loss)	$(346,875)	$2,060,873	$1,551,117	$6,002,353
Earnings (Loss) per share:
Basic	$(0.08)	$0.50	$0.37	$1.47
Diluted	$(0.08)	$0.46	$0.35	$1.35
Dividends declared per share:	$0.03	$—	$0.09	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings (loss)	$(346,875)	$2,060,873	$1,551,117	$6,002,353
Other comprehensive income (loss):
Unrealized holding gain (losses) on investment securities available for sale	(463,367)	1,125,727	(1,462,738)	94,076
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	30,230	—	114,465
Reclassification adjustment for (gains) losses realized in net earnings	1,160,895	(3,408)	1,120,650	(3,101)
Total other comprehensive income (loss), before tax	697,528	1,152,549	(342,088)	205,440
Income taxes related to other comprehensive (income) loss:
Unrealized holding (gains) losses on investment securities available for sale	157,545	(382,748)	497,331	(31,985)
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	(10,277)	—	(38,918)
Reclassification adjustment for gains (losses) realized in net earnings	(394,704)	1,159	(381,020)	1,055
Total income taxes related to other comprehensive (income) loss	(237,159)	(391,866)	116,311	(69,848)
Total other comprehensive income (loss), net of tax	460,369	760,683	(225,777)	135,592
Total comprehensive income	$113,494	$2,821,556	$1,325,340	$6,137,945

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$1,551,117	$6,002,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,255,000	640,000
Depreciation	1,072,085	781,144
Stock based compensation	41,202	17,952
Amortization and (accretion), net	233,401	147,752
(Gain) loss on sales and impairment of other assets	119,505	(96,505)
(Gain) loss on sales, calls and impairment write-down of investment securities	1,120,650	(3,101)
Earnings on cash surrender value of life insurance	(388,449)	(131,593)
Changes in assets and liabilities, net of effects of purchase acquisition in 2007:
Loans held for sale	(13,488)	(1,659,272)
Changes in accrued income and other assets	(1,306,061)	358,745
Changes in accrued expenses and other liabilities	801,407	1,977,627
Net cash provided by operating activities	5,486,369	8,035,102
Cash Flows from Investing Activities, net of effects of purchase acquisition in 2007:
Net change in loans to customers	(101,892,953)	(81,045,120)
Purchase of available for sale securities	(51,214,050)	(14,336,829)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	22,778,346	7,789,165
Cash received from First Community, net of cash paid of $235,034	—	5,556,520
Cash paid to Sapelo shareholders	—	(5,322,492)
Purchase of other investments	(686,200)	(292,900)
Proceeds from sale of other investments	684,000	—
Purchase of cash surrender value of life insurance	(7,500,000)	—
Property and equipment expenditures	(2,578,378)	(8,434,964)
Cash paid for improvements of other assets	117,259	—
Proceeds from sales of assets	578,351	413,857
Net cash used in investing activities	(139,713,625)	(95,672,763)
Cash Flows from Financing Activities, net of effects of purchase acquisition in 2007:
Net change in deposits	141,219,268	70,358,099
Net increase in federal funds purchased	191,000	—
Advances on FHLB borrowings	20,200,000	28,400,000
Payments on FHLB borrowings	(30,200,000)	(28,400,000)
Proceeds from subordinated debentures	950,000	—
Payment for fractional shares	—	(10,320)
Payment for issuance of common stock	—	(87,726)
Dividends paid	(373,661)	—
Net cash provided by financing activities	131,986,607	70,260,053
Net Decrease in Cash and Cash Equivalents	(2,240,649)	(17,377,608)
Cash and Cash Equivalents, Beginning of Year	19,924,178	42,911,477
Cash and Cash Equivalents, End of Quarter	$17,683,529	$25,533,869

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.  The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.   Certain reclassifications have been made to the 2007 financial statement presentation to correspond to the current year’s format.

(2)         Stock-Based Compensation

The Company granted 12,000 options during 2008 and 8,000 options during 2007.  The Company recognized $29,234 and $5,984 of stock-based employee compensation expense during the three months ended September 30, 2008 and 2007, respectively, and $41,202 and $17,952 of stock-based compensation expense during the nine months ended September 30, 2008 and 2007, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R).  As of September 30, 2008, there was $136,582 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately four years.

The weighted average grant-date fair value of each option granted during 2008 and 2007 was $6.87 and $14.96, respectively.  The fair value of each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in 2008 and 2007:

	2008	2007
Dividend yield	0.80%	0.00%
Expected volatility	35.59%	21.58%
Risk-free interest rate	3.33%	4.75%
Expected term	7.5 years	7.5 years

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net earnings (loss)	$(346,875)	$2,060,873	$1,551,117	$6,002,353

Weighted average common shares outstanding	4,151,780	4,151,780	4,151,780	4,092,215
Shares issued from assumed exercise of common stock equivalents	186,413	331,887	227,819	342,049
Weighted average number of common and common equivalent shares outstanding	4,338,193	4,483,667	4,379,599	4,434,264
Earnings (loss) per share:
Basic	$(0.08)	$0.50	$0.37	$1.47

Diluted	$(0.08)	$0.46	$0.35	$1.35

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, only a small portion of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing.  A current market valuation method is used to analyze the carrying value of goodwill for impairment.  This valuation method estimates the fair value of the Bank based on the price that would be received to sell the Bank as a whole in an orderly transaction between market participants at the measurement date.  This valuation method requires a significant degree of management judgment.  In the event the valuation value for the Bank is less than the carrying value of goodwill, the asset amount is recorded at fair value as determined by the valuation model.  As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of September 30,
	2008
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$101,369,092	$18,820,999	$82,298,093	$250,000
Total assets at fair value	$101,369,092	$18,820,999	$82,298,093	$250,000

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

	As of September 30,
	2008
	Total	Level 1	Level 2	Level 3
Loans	$6,054,775	$—	$6,054,775	$—
Other assets - foreclosed assets	3,342,024	—	3,342,024	—
Total assets at fair value	$9,396,799	$—	$9,396,799	$—

(5)   Impairment of Investment in Preferred Stock

On October 1, 2008, the Company determined that at September 30, 2008 the value of its investment in the preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) was impaired.  On September 7, 2008, the United States Department of Treasury and the Federal Housing Finance Agency (the “FHFA”) announced, among other things, that Freddie Mac and Fannie Mae were being placed under conservatorship, that control of their management was being given to their regulator, the FHFA, and that Fannie Mae and Freddie Mac were prohibited from paying dividends on their common and preferred stock.  Following this announcement, the estimated fair market value of the Company’s investment in Freddie Mac and Fannie Mae preferred stock has declined significantly and it remains unclear when and if the value of this investment will improve.  The Company has 5,365 shares of Freddie Mac series F preferred stock and 40,000 shares of Fannie Mae series R preferred stock.  As of the market close on September 30, 2008, the total market value of these securities declined to $84,725, resulting in an unrealized loss, on a pre-tax basis, to the Company on these securities of $1,165,284.  As a result of these events, the Company recorded a non-cash other than temporary impairment on these securities for the quarter ended September 30, 2008 in the amount of $722,477, net of tax benefit.  Management utilized tax planning strategies that anticipated future capital gains and enabled the Company to record the deferred tax benefit associated with the impairment.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)         Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	September 30.	December 31,
	2008	2007
Accruing loans 90 days past due	$—	$504,783
Non-accrual loans	8,718,913	4,276,950
Repossessed assets	23,783	—
Other real estate	3,862,925	758,787
Total non-performing assets	$12,605,621	$5,540,520

Nonperforming assets increased $7.1 million or 128% from December 31, 2007 to September 30, 2008.  In July 2008, management placed one loan with a balance of approximately $5.5 million on non-accrual that is secured by a condominium complex and other commercial real estate property appraised at approximately $7.3 million.  Management is continuously monitoring the non-accrual loans to minimize any losses.

At September 30, 2008, the Company’s other real estate consisted of the following:

1-4 Family residential properties	3	$2,898,768
Construction & land development properties	8	964,157
Total	11	$3,862,925

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

(7)         Subordinated Debentures

On September 30, 2008, the Bank issued an aggregate of $950,000 in fixed rate subordinated debentures, which will mature on September 30, 2018 (the “Notes”), to several bank directors.  Interest on the Notes is fixed at 12% per annum, subject to an adjustment by the Bank on or before December 31, 2008 that may increase the annual rate, but such increase will not exceed 12.5%.  The interest will be payable semiannually in arrears on June 30 and December 31 of each year.  The Bank may redeem all or some of the Notes at any time beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued, but unpaid, interest to the redemption date.  Payment of the principal on the Notes may be accelerated by holders of the Notes only in the case of the Bank’s insolvency or liquidation.  There is no right of acceleration in the case of default in payment of principal or interest on the Notes.  The proceeds will be used to help the Bank remain well capitalized under the federal prompt corrective action guidelines.  The subordinated debentures qualify as Tier II capital under risk-based capital guidelines.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(8)         Recent Accounting Pronouncement and Industry Events

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  This FASB Staff Position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 provides guidance on (1) how an entity’s own assumption should be considered when measuring fair value when relevant observable inputs do not exist, (2) how available observable inputs in a market that is not active should be considered when measuring fair value and (3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  This FASB Staff Position is effective immediately.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP.  Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.  The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1 percent and 3 percent of the institution’s risk weighted assets (“Senior Preferred Shares”).   The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to our common stock.  The Senior Preferred Shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

to a rate of 9 percent per annum after year five.  The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The Senior Preferred Shares will be callable at par after three years.  Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.  U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time.  In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the Senior Preferred Shares.  The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the U.S. Treasury’s standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the CPP.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Nine Months in the Period Ended

September 30, 2008 and 2007

The following discussion of financial condition as of September 30, 2008 compared to December 31, 2007, and the results of operations for the three months and nine months ended September 30, 2008 compared to the three months and nine months ended September 30, 2007 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at September 30, 2008, were approximately $986,517,000, which represented an increase of approximately $134,038,000 or 16% from December 31, 2007.  Net earnings decreased 74% for the nine months ended September 30, 2008 to $1,551,000 or $0.35 per diluted share compared to $6,002,000 or $1.35 per diluted share for the nine months ended September 30, 2007.

On January 10, 2008, the Company declared a first quarter dividend of $0.03 per share to all shareholders of record as of February 1, 2008.  On April 11, 2008, the Company announced a second quarter dividend of $0.03 per share to all shareholders of record as of May 1, 2008.  On July 18, 2080, the Company announced a third quarter dividend of $0.03 per share to all shareholders of record as of August 1, 2008.  On October 24, 2008, however, the Company announced that it was suspending the fourth quarter dividend.  While the dividends were small in comparison to overall earnings, the Company wants to retain appropriate amounts of capital to facilitate the growth of the Bank.  Any future determination relating to the Company declaring dividends will be made at the discretion of our Board of Directors and will depend on any statutory and regulatory limitations.  In addition, if the Company participates in the TARP Capital Purchase Program as it is currently structured, it will be unable to pay cash dividends on its common stock without prior governmental permission for a period of three years from the date of its participation, unless the issued securities are no longer held by the U.S. Treasury Department.

During the first quarter of 2008, the Company added a wealth management division in anticipation of increasing non-interest income.  The Company has hired a seasoned financial advisor to provide financial services including retirement planning, estate planning and asset allocation strategies.

On October 1, 2008, the Company determined that at September 30, 2008 the value of its investment in the preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) was impaired.  On September 7, 2008, the United States Department of Treasury and the Federal Housing Finance Agency (the “FHFA”) announced, among other things, that Freddie Mac and Fannie Mae were being placed under conservatorship, that control of their management was being given to their regulator, the FHFA, and that Fannie Mae and Freddie Mac were prohibited from paying dividends on their common and preferred stock.  Following this announcement, the estimated fair market value of the Company’s investment in Freddie Mac and Fannie Mae preferred stock has declined significantly and it remains unclear when and if the value of this investment will improve.  The Company has 5,365 shares of Freddie Mac series F preferred stock and 40,000 shares of Fannie Mae series R preferred stock.  As of the market close on September 30, 2008, the total market value of these securities declined to $84,725, resulting in an unrealized loss, on a pre-tax basis, to the Company on these securities of $1,165,284.  As a result of these events, the Company recorded a non-cash other than temporary impairment on these securities for the quarter ended September 30, 2008 in the amount of $722,477, net of tax benefit.  Management utilized tax planning strategies that anticipated future capital gains and enabled the Company to record the deferred tax benefit associated with the impairment.

On September 30, 2008, the Bank issued an aggregate of $950,000 in fixed rate subordinated debentures, which will mature on September 30, 2018, to several bank directors.  Interest on the Notes is fixed at 12% per annum, subject to an adjustment by the Bank on or before December 31, 2008 that may increase the annual rate, but such increase will not exceed 12.5%.  The interest will be payable semiannually in arrears on June 30 and December 31 of each year.  The Bank may redeem all or some of the Notes at any time beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued, but unpaid, interest to the redemption date.  Payment of the principal on the Notes may be accelerated by holders of the Notes only in the case of the Bank’s insolvency or liquidation.  There is no right of acceleration in the case of default in payment of principal or interest on the Notes.

The proceeds will be used to help the Bank remain well capitalized under the federal prompt corrective action guidelines.  The subordinated debentures qualify as Tier II capital under risk-based capital guidelines.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP.  Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.  The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1 percent and 3 percent of the institution’s risk weighted assets (“Senior Preferred Shares”).   The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to our common stock.  The Senior Preferred Shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The Senior Preferred Shares will be callable at par after three years.  Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.  U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time.  In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the Senior Preferred Shares.  The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the U.S. Treasury’s standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the CPP.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	September 30,	December 31,
	2008	2007	$ Change	% Change
Assets:
Cash and due from banks	$15,281,314	$8,059,524	$7,221,790	89.61%
Federal funds sold	1,649,000	11,350,000	(9,701,000)	-85.47%
Securities available for sale	101,369,092	74,387,100	26,981,992	36.27%
Loans, net of unearned income	794,377,447	697,145,715	97,231,732	13.95%
Cash surrender value of life insurance	12,330,493	4,442,044	7,888,449	177.59%
Goodwill and other intangible assets	22,535,246	22,806,983	(271,737)	-1.19%
Total assets	986,517,310	852,479,064	134,038,246	15.72%
Liabilities:
Deposits	846,451,191	705,231,923	141,219,268	20.02%
Federal funds purchased	191,000	—	191,000	100.00%
Federal Home Loan Bank advances	30,500,000	40,500,000	(10,000,000)	-24.69%
Subordinated debentures	950,000	—	950,000	100.00%
Accrued expenses and other liabilities	1,809,825	1,908,156	(98,331)	-5.15%
Total liabilities	896,441,917	763,396,552	133,045,365	17.43%

Loan to Deposit Ratio	93.85%	98.85%

One significant change in the composition of assets was the increase in loans of $97.2 million due to continued growth of the Company.  We were able to generate loan growth by increasing loan growth in all regions with the majority of the increase in the middle Georgia region.  Another significant change in the composition of assets was the $7.9 million increase in the cash surrender value of life insurance.  The majority of the increase is due to the Company’s purchase of $7.5 million additional life insurance policies on several senior bank officers.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market.  Our wholesale time deposits represented 47.0% of our deposits as of September 30, 2008 when compared to 40.2% of our deposits as of December 31, 2007.  The Company’s Fund Management Policy allows for the ratio of wholesale deposits to total deposits to be 60.0%.  The Company has been successful in replacing maturing brokered deposits and does not expect to experience significant disintermediation as the brokered deposits mature.

On September 30, 2008, the Bank issued an aggregate of $950,000 in fixed rate subordinated debentures, which will mature on September 30, to several bank directors.  Interest on the Notes is fixed at 12% per annum, subject to an adjustment by the Bank on or before December 31, 2008 that may increase the annual rate, but such increase will not exceed 12.5%.  The interest will be payable semiannually in arrears on June 30 and December 31 of each year.  The proceeds will be used to help the Bank remain well capitalized under the federal prompt corrective action guidelines.  The subordinated debentures qualify as Tier II capital under risk-based capital guidelines.

Investment Securities

Securities in our portfolio totaled $101.4 million at September 30, 2008, compared to $74.4 million at December 31, 2007.  The most significant growth in the securities portfolio has resulted from the purchase of $44.8 million in mortgage backed securities that have been offset by $12.4 million in U.S. Government Sponsored Enterprises securities being called and/or matured.  The majority of the mortgage backed securities purchased consist of U.S. Government National Mortgage Association (“Ginnie Mae”) securities.  At September 30, 2008, the securities portfolio had unrealized net gains of approximately $119 thousand.

The following table shows the carrying value of the investment securities at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(Amounts in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$18,112	$27,493
U. S. Treasury Securities	253	254
State, County and Municipal	20,826	21,346
Mortgage-backed Securities	61,838	23,844
Other Investments	340	1,450
Total	$101,369	$74,387

Loans

Our loan demand continues to be strong.  Total loans increased $97.5 million or 14% from December 31, 2007 to September 30, 2008.  The increase in loans in 2008 is attributable to our branching efforts along with the lending efforts of our senior management lending team.  The following table presents a summary of the loan portfolio by category.

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands)
Commercial	$72,296	$69,079
Real estate - commercial	310,460	259,070
Real estate - construction	313,783	292,152
Real estate - mortgage	89,103	67,898
Obligations of political subdivisions in the U.S.	345	290
Consumer	8,981	8,934
Total Loans	794,968	697,423
Less:
Unearned loan fees	(591)	(277)
Allowance for loan losses	(10,312)	(8,879)
Loans, net	$784,065	$688,267

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

The following table presents a summary of changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2008 and 2007.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in Thousands)
Balance beginning of period	$9,734	$9,163	$8,879	$7,258
Loans charged-off	(349)	(75)	(934)	(621)
Recoveries	20	39	112	258
Net charge-offs	(329)	(36)	(822)	(363)
Provision for loan losses	907	48	2,255	640
Allowance from purchase acquisition	—	—	—	1,640
Balance end of period	$10,312	$9,175	$10,312	$9,175

Total Loans:
At period end	$794,377	$662,605	$794,377	$662,605
Average	804,406	654,236	755,685	631,404

As a percentage of average loans (annualized):
Net charge-offs	0.16%	0.02%	0.15%	0.08%
Provision for loan losses	0.45%	0.03%	0.40%	0.14%
Allowance as a percentage of period end loans	1.30%	1.38%	1.30%	1.38%
Allowance as a percentage of non-performing loans	118.27%	261.57%	118.27%	261.57%

Management believes that the allowance for loan losses at September 30, 2008 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	September 30.	December 31,
	2008	2007
Accruing loans 90 days past due	$—	$504,783
Non-accrual loans	8,718,913	4,276,950
Repossessed assets	23,783	—
Other real estate	3,862,925	758,787
Total non-performing assets	$12,605,621	$5,540,520

Nonperforming assets increased $7.1 million or 128% from December 31, 2007 to September 30, 2008.  In July 2008, management placed one loan with a balance of approximately $5.5 million on non-accrual that is secured by a condominium complex and other commercial real estate property appraised at approximately $7.3 million.  Management is continuously monitoring the non-accrual loans to minimize any losses.

At September 30, 2008, the Company’s other real estate consisted of the following:

1-4 Family residential properties	3	$2,898,768
Construction & land development properties	8	964,157
Total	11	$3,862,925

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

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently if circumstances indicate that goodwill has been impaired.  During the last four quarters, the Company’s stock price has traded below its per-share book value and it has also fallen below tangible book value for a short period of time.  Management believes that the low stock price is more indicative of uncertainty about the economic environment rather than the value of the Company’s underlying business.  Although the Company has not performed a complete goodwill impairment assessment, management does not believe that goodwill is impaired.  The current economic environment has resulted in lower earnings due mainly to the effect of the Federal Reserve’s action in lowering short-term rates starting in the second quarter of 2007.  Management believes that the value of the Company’s business remains intact and that earnings should return to past levels when the economic environment recovers.  The Company will complete a full goodwill impairment assessment during the fourth quarter of 2008.

Deposits

Total deposits at September 30, 2008 were $846.5 million, an increase of $141.2 million, or 20%, from December 31, 2007.  Total interest bearing demand and savings accounts of $152.9 million increased $34.0 million, or 29%, resulting mainly from our branching efforts and our emphasis on increasing core deposits.

Total time deposits as of September 30, 2008 were $646.7 million, an increase of $106.3 million, or 20%, from December 31, 2007.  Total retail time deposits at September 30, 2008 decreased approximately $10.0 million, or 2% of total time deposits, from December 31, 2007 due to competitive rates drawing customers to other financial institutions.  The weighted average rates paid for retail time deposits for the three and nine months ended September 30, 2008 were 4.07% and 4.55%, respectively, compared to 5.27% and 5.15% for the three and nine months ended September 30, 2007, respectively.  Total wholesale deposits at September 30, 2008 increased approximately $116.4 million, or 22% of total time deposits, from December 31, 2007, resulting mainly from our need to fund our loan growth during the second quarter of 2008.  The weighted average rates paid for wholesale deposits for the three and nine months ended September 30, 2008 were 3.96% and 4.33%, respectively, compared to 5.27% and 5.25% for the three and nine months ended September 30, 2007, respectively.

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

The following table shows the significant components of net earnings:

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
Interest Income	$41,631,346	$43,972,339	$(2,340,993)	-5.32%
Interest Expense	23,366,878	23,112,607	254,271	1.10%
Net Interest Income	18,264,468	20,859,732	(2,595,264)	-12.44%
Provision for Loan Losses	2,255,000	640,000	1,615,000	252.34%
Net Earnings	1,551,117	6,002,353	(4,451,236)	-74.16%
Net Earnings Per Diluted Share	$0.35	$1.35	(1.00)	-74.07%

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Interest Income	$13,727,652	$15,300,208	$(1,572,556)	-10.28%
Interest Expense	7,706,392	8,159,415	(453,023)	-5.55%
Net Interest Income	6,021,260	7,140,793	(1,119,533)	-15.68%
Provision for Loan Losses	907,000	48,000	859,000	1789.58%
Net Earnings (Loss)	(346,875)	2,060,873	(2,407,748)	-116.83%
Net Earnings (Loss) Per Diluted Shares	$(0.08)	$0.46	(0.54)	-117.39%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $2.6 million, or 12%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Net interest income decreased $1.1 million, or 16%, for the third quarter of 2008 compared to the same period in 2007.

Total interest and dividend income for the three and nine months ended September 30, 2008 decreased $1.6 million, or 10%, and $2.3 million, or 5%, respectively, when compared to the three and nine months ended September 30, 2007, primarily due to the effect of the Federal Reserve decreasing the federal funds rate, which affects a majority of the interest rates for our loans.  The average loan and loan held for sale portfolios for the three and nine months ended September 30, 2008 increased approximately $150.2 million, or 23%, and $124.3 million, or 20%, respectively, when compared to average loan and loan held for sale portfolios for the three and nine months ended September 30, 2007.  Additionally, the average yield on loans decreased during the three and nine months ended September 30, 2008 to 6.21% and 6.81%, respectively, compared to an average yield of 8.68% and 8.67% for the three and nine months ended September 30, 2007, respectively.

Total interest expense for the three months ended September 30, 2008 decreased $453 thousand, or 6%, when compared to the three months ended September 30, 2007.  Total interest expense for the nine months ended September 30, 2008 increased $254 thousand, or 1%, when compared to the nine months ended September 30, 2007.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $175.4 million and $130.7 million when comparing the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007.  The average rate paid on the deposit portfolios for the three months ended September 30, 2008 decreased to 3.67% from 4.83% when compared to the three months ended September 30, 2007.   The average rate paid on the deposits for the nine months ended September 30, 2008 decreased to 4.03% from 4.75% when compared to the nine months ended September 30, 2007.  Average borrowing balances decreased approximately $4.1 million when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007.  Average borrowing balances increased approximately $4.1 million when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.  Average interest rates paid on borrowings were 3.68% and 3.93% for the three and nine months ended September 30, 2008, respectively, compared to 5.38% and 5.37% for the three and nine months ended September 30, 2007, respectively.

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

For the three months ended September 30, 2008 and 2007, our tax equivalent net interest spread was 2.41% and 3.40%, respectively, while the tax equivalent net interest margin was 2.70% and 3.89%, respectively.  For the nine months ended September 30, 2008 and 2007, our tax equivalent net interest spread was 2.60% and 3.44%, respectively, while the tax equivalent net interest margin was 2.94% and 3.93%, respectively.  The decreases in net interest spread and net interest margin from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, were due to our promotion of higher short-term yields on retail time deposits in order to fund loan growth and to invest in investment securities and the effect of the Federal Reserve’s action in lowering short-term rates, starting in the second quarter of 2007 and continuing through the second quarter of 2008, on the Company’s slightly asset-sensitive balance sheet.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended September 30, 2008 and 2007.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2008			2007
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$804,406	$12,592	6.21%	$654,236	$14,304	8.68%
Federal funds sold	6,774	36	2.08%	6,303	80	5.04%
Investment securities - taxable (7)	63,684	824	5.13%	55,101	677	4.87%
Investment securities - tax-exempt (6) (7)	22,998	227	5.93%	18,601	177	5.72%
Other interest and dividend income	5,351	49	3.63%	4,208	62	5.85%
Total Earning Assets	903,213	13,728	6.08%	738,449	15,300	8.27%

Non-interest-earning assets
Allowance for loan losses	-9,985			-9,160
Cash and due from banks	10,149			13,908
Premises and equipment	29,086			25,968
Accrued interest receivable	6,805			6,540
Other assets	41,842			28,447
Total Assets	$981,110			$804,152

Interest bearing liabilities
Interest bearing demand	$122,957	$646	2.08%	$113,692	$925	3.23%
Savings	8,294	12	0.57%	8,352	12	0.57%
Time deposits	659,375	6,653	4.00%	496,097	6,588	5.27%
Total interest bearing deposits	790,626	7,311	3.67%	618,141	7,525	4.83%
Federal Home Loan Bank advances	30,952	262	3.36%	34,700	415	4.75%
Other borrowings	1,408	8	2.25%	1,737	23	5.25%
Junior subordinated debentures	10,310	126	4.85%	10,310	196	7.54%
Total borrowed funds	42,670	396	3.68%	46,747	634	5.38%
Total interest-bearing liabilities	833,296	7,707	3.67%	664,888	8,159	4.87%

Non-interest bearing deposits	49,770			46,816
Other liabilities	7,871			7,101
Shareholders’ equity	90,173			85,347
Total Liabilities and Shareholders’ Equity	$981,110			$804,152
Net interest revenue (1)		$6,021			$7,141
Net interest spread (2)			2.41%			3.40%
Net interest margin (3)			2.70%			3.89%

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

(5) Interest income includes loan fees as follows (in thousands): 2008 - $432; 2007 - $464

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the nine months ended September 30, 2008 and 2007.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Nine Months Ended September 30,
	2008			2007
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$755,685	$38,457	6.81%	$631,404	$40,948	8.67%
Federal funds sold	7,986	149	2.49%	11,604	445	5.13%
Investment securities - taxable (7)	56,663	2,168	5.12%	53,149	1,853	4.66%
Investment securities - tax-exempt (6) (7)	21,969	653	6.02%	18,393	514	5.66%
Other interest and dividend income	5,254	204	5.19%	4,280	212	6.63%
Total Earning Assets	847,557	41,631	6.62%	718,830	43,972	8.23%

Non-interest-earning assets
Allowance for loan losses	-9,465			-9,036
Cash and due from banks	9,506			13,544
Premises and equipment	28,537			23,537
Accrued interest receivable	6,992			6,205
Other assets	40,414			25,861
Total Assets	$923,541			$778,941

Interest bearing liabilities
Interest bearing demand	$115,746	$1,852	2.14%	$112,934	$2,662	3.15%
Savings	8,080	34	0.56%	8,374	35	0.56%
Time deposits	602,788	20,003	4.44%	477,083	18,560	5.20%
Total interest bearing deposits	726,614	21,889	4.03%	598,391	21,257	4.75%
Federal Home Loan Bank advances	37,282	997	3.58%	34,192	1,209	4.73%
Other borrowings	2,661	53	2.66%	1,680	66	5.25%
Junior subordinated debentures	10,310	428	5.46%	10,310	580	7.52%
Total borrowed funds	50,253	1,478	3.93%	46,182	1,855	5.37%
Total interest-bearing liabilities	776,867	23,367	4.02%	644,573	23,112	4.79%

Non-interest bearing deposits	48,471			46,016
Other liabilities	7,908			6,895
Shareholders’ equity	90,295			81,457
Total Liabilities and Shareholders’ Equity	$923,541			$778,941
Net interest revenue (1)		$18,264			$20,860
Net interest spread (2)			2.60%			3.44%
Net interest margin (3)			2.94%			3.93%

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

(5) Interest income includes loan fees as follows (in thousands): 2008 - $1,363; 2007 - $1,521

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and nine months ended September 30, 2008 compared to September 30, 2007.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 Compared to 2007			2008 Compared to 2007
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$2,857	$(4,569)	$(1,712)	$7,182	$(9,673)	$(2,491)
Investment securities:
Taxable investment securities	126	21	147	164	151	315
Tax-exempt investment securities	43	7	50	105	34	139
Interest earning deposits and fed funds sold	9	(66)	(57)	(79)	(225)	(304)
Total interest income	3,035	(4,607)	(1,572)	7,372	(9,713)	(2,341)

Interest paid on:
Deposits:
Interest bearing demand deposits	65	(344)	(279)	65	(875)	(810)
Savings	—	—	—	(2)	1	(1)
Time deposits	1,700	(1,635)	65	3,945	(2,502)	1,443
Other borrowings and FHLB advances	(45)	(123)	(168)	130	(355)	(225)
Junior subordinated debentures	—	(70)	(70)	—	(152)	(152)
Total interest expense	1,720	(2,172)	(452)	4,138	(3,883)	255

Increase in net interest revenue	$1,315	$(2,435)	$(1,120)	$3,234	$(5,830)	$(2,596)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2008, was $2,255,000 compared to $640,000 for the same period of 2007.  The provision for loan losses for the third quarter of 2008 was $907,000 compared to $48,000 for the same period of 2007.  The increase in the provision for loan losses is due to the strong loan growth occurring in the second quarter of 2008 and to accommodate for several charge-offs during the third quarter of 2008.  Net charge-offs as an annualized percentage of average outstanding loans for the nine months ended September 30, 2008 were 0.15%, as compared with 0.08% for the same period of 2007.  Net charge-offs as an annualized percentage of average outstanding loans for the third quarter of 2008 were 0.16%, as compared with 0.02% for the same period of 2007.  Net loan charge-offs increased during the three months and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007 due mainly to the Company charging off $375,000 for one single-family residential real estate loan when the foreclosed property was recorded to other real estate at net realizable value.  Also, the Company charged off approximately $344,000 for several impaired loans in the third quarter of 2008.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$1,312,536	$990,910	$321,626	32.46%
Other service charges, commissions and fees	357,549	260,425	97,124	37.29%
Gain (loss) on sales, calls and impairment write-down of investment securities	(1,120,650)	3,101	(1,123,751)	-36238.34%
Gain (loss) on sale of other assets	(37,436)	96,505	(133,941)	-138.79%
Mortgage origination income	640,826	725,534	(84,708)	-11.68%
Other income	923,082	471,150	451,932	95.92%
Total noninterest income	$2,075,907	$2,547,625	$(471,718)	-18.52%

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$455,318	$403,522	$51,796	12.84%
Other service charges, commissions and fees	128,818	101,147	27,671	27.36%
Gain (loss) on sales, calls and impairment write-down of investment securities	(1,160,895)	3,408	(1,164,303)	-34163.82%
Gain (loss) on sale of other assets	(23,951)	1,946	(25,897)	-1330.78%
Mortgage origination income	210,794	276,288	(65,494)	-23.70%
Other income	245,851	162,163	83,688	51.61%
Total noninterest income	$(144,065)	$948,474	$(1,092,539)	-115.19%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were $455 thousand for the third quarter of 2008 compared with $404 thousand for the third quarter of 2007.  Total service charges, including non-sufficient funds fees, were $1.3 million, or 63% of total noninterest income, for the nine months ended September 30, 2008 compared with $991 thousand, or 39%, for the same period of 2007.  The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for the nine months ended September 30, 2008 was 13,334 accounts when compared to the same period of 2007 with 12,480 accounts.  The decrease in the gain (loss) on sales, calls and impairment write-downs of investment securities pertains to the impairment loss from the Company’s investment in the Freddie Mac and the Fannie Mae preferred stocks.  The most significant change in other income for the three months and nine months ended September 30, 2008, is the additional income from cash surrender value of life insurance from the additional $7.5 million bank owned life insurance (“BOLI”) policies on several senior bank officers purchased during the first quarter of 2008.  The Bank also recognized $171 thousand in other income from the fair value adjustments to an interest rate swap during the second quarter of 2008.  The interest rate swap was settled in the third quarter of 2008 for an additional minimal gain.  The decrease of the gain (loss) on the sale of other assets for the three months and nine months ended September 30, 2008, is primarily due to the loss on the sale of five foreclosed properties; in comparison, during the three months and nine months ended September 30, 2007 there was a gain on the sale of two foreclosed properties and the sale of one location that was acquired from our purchase of First Community Bank during the second quarter of 2007.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
Salaries	$6,881,027	$5,485,480	$1,395,547	25.44%
Employee benefits	1,834,587	1,879,072	(44,485)	-2.37%
Occupancy expense	1,393,955	1,047,063	346,892	33.13%
Equipment rental and depreciation of equipment	862,418	628,939	233,479	37.12%
Other expenses	5,252,736	4,514,368	738,368	16.36%
Total noninterest expense	$16,224,723	$13,554,922	$2,669,801	19.70%

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Salaries	$2,411,074	$1,950,593	$460,481	23.61%
Employee benefits	616,925	669,720	(52,795)	-7.88%
Occupancy expense	482,284	367,025	115,259	31.40%
Equipment rental and depreciation of equipment	318,108	237,285	80,823	34.06%
Other expenses	1,889,478	1,658,511	230,967	13.93%
Total noninterest expense	$5,717,869	$4,883,134	$834,735	17.09%

The increases in noninterest expenses are primarily due to the growth of the Bank.  The most significant increases in the nine months ended September 30, 2008 are increases in salaries and employee benefits.  The increase in salaries and employees benefits represents a normal increase in salaries and an increase in the number of employees.  At September 30, 2008, the number of full-time equivalent employees was 182 compared to 164 at September 30, 2007.  The increase in the number of full-time equivalent employees is directly related to the growth of the Bank and the hiring for one new branch in Jacksonville, Florida.  The Bank operates from seventeen facilities as of September 30, 2008 compared to sixteen facilities as of September 30, 2007.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 16.64% and 34.85% for the nine months ended September 30, 2008 and 2007, respectively.  The income tax benefit expressed as a percentage of the loss before taxes was 53.61% for the three months ended September 30, 2008 compared to the income tax expense as a percentage of earnings at 34.74% for the three months ended September 30, 2007.  The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income and tax credits received from affordable housing investments.  For the nine months ended September 30, 2008, the tax-free income expressed as a percentage of earnings before income taxes was 35.91% compared to 5.83% for the nine months ended September 30, 2007.  For the three months ended September 30, 2008, the tax-free income expressed as a percentage of earnings before income taxes was 31.20% compared to 5.77% for the three months ended September 30, 2007.  The increase in tax-free income is due to an increase in the interest revenue on certain investment securities and loans that are exempt from income taxes.  The average balance in tax-exempt investment securities and tax-exempt loans for the nine months ended September 30, 2008 was $22.3 million compared to $18.7 million for the nine months ended September 30, 2007.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $31 million. At September 30, 2008, the Company had $191,000 in federal funds purchased. The Company has a total available line of $47.8 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $30.5 million in advances on this line at September 30, 2008.  The Company has a total available line of $148.0 million, subject to available collateral, from the Federal Reserve Bank.  The Company had no advances on this line at September 30, 2008.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at September 30, 2008 and 2007 were 13.29% and 13.48%, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2008 and as of December 31, 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2008, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2008 and December 31, 2007 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$88,729,000	10.72%	$66,215,672	>	8.0%	N/A		N/A
Bank	87,237,000	10.56%	66,088,636	>	8.0%	82,610,795	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$77,462,000	9.36%	$33,103,419	>	4.0%	N/A		N/A
Bank	75,970,000	9.20%	33,030,435	>	4.0%	49,545,652	>	6.0%

Tier I Capital To Average Assets
Consolidated	$77,462,000	8.08%	$38,347,525	>	4.0%	N/A		N/A
Bank	75,970,000	7.93%	38,320,303	>	4.0%	47,900,378	>	5.0%

December 31, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,800,000	11.62%	$58,382,100	>	8.0%	N/A		N/A
Bank	82,541,000	11.32%	58,332,862	>	8.0%	72,916,078	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,921,000	10.40%	$29,200,385	>	4.0%	N/A		N/A
Bank	73,662,000	10.11%	29,144,214	>	4.0%	43,716,320	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,921,000	9.34%	$32,514,347	>	4.0%	N/A		N/A
Bank	73,662,000	9.08%	32,450,220	>	4.0%	40,562,775	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at September 30, 2008.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At September 30, 2008, all of the Trust Preferred Securities qualify as a Tier I capital.

We have outstanding subordinated debentures totaling $950,000 at September 30, 2008.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines provided that.  At September 30, 2008, all of the subordinated debentures qualify as a Tier 2 capital.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions.  Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry.

On October 3, 2008, in response to the financial crises affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions, the U.S. Congress adopted the new Emergency Economic Stabilization Act of 2008 (“EESA”). The primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”), under which the U.S. Treasury is authorized to spend up to $700 billion to invest in financial institutions (or potentially other entities), purchase troubled assets, including mortgage-backed and other securities, from financial institutions, and take other actions as it deems necessary to stabilize the financial markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP.  Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of Senior Preferred Shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.

On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program. The purpose of the program is to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (i) guarantee certain newly issued senior unsecured debt issued by participating institutions, and (ii) fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount.

We cannot predict whether any further proposals will be adopted or, if adopted, how these proposals would affect us.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Nine Months Ended September 30, 2008

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Nine Months Ended September 30, 2008

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

During the third quarter of 2008, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Nine Months Ended September 30, 2008

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 1A. Risk Factors

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  You should carefully consider the factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to us.

There can be no assurance as to what impact the TARP will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. Because the rules and guidelines of the TARP are continuing to evolve and our potential participation is subject to regulatory and governmental approval, we are unable to assess whether any of our assets will qualify for the program, whether our securities will be purchased pursuant to the TARP Capital Purchase Program, or the extent to which participation in the program would be beneficial to us.

If we participate in the TARP Capital Purchase Program as it is currently structured, our ability to pay cash dividends on the common stock will be restricted and your ownership of our common stock will be diluted.

If we participate in the TARP Capital Purchase Program as it is currently structured, we will be unable to pay cash dividends on our common stock without prior governmental permission for a period of three years from the date of our participation, unless the securities we issue under that program are no longer held by the U.S. Treasury Department.  Additionally, the warrants issuable under that program, as it is currently structured, will be immediately exercisable for common stock and would thereby dilute your ownership of our common stock upon our entry into the program.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the recent increase of deposit insurance to $250,000 until December 31, 2009, we anticipate that the deposit insurance premium assessments paid by all banks will increase.  In addition, on October 14, 2008, the FDIC announced its Temporary Liquidity Guarantee Program, which provides unlimited FDIC Insurance coverage to non-interest bearing accounts until December 31, 2009 for an additional 10 basis point assessment.  If the deposit insurance premium assessment rate applicable to us increases, or we do not opt out of the FDIC program, our earnings could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits:

4.1           Form of Atlantic Southern Bank Fixed Rate Subordinated Debenture

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

Date: November 7, 2008