Form 10-K
period 2008-12-31
Atlantic Southern Financial Group, Inc.
filed 2009-03-30
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2008, was approximately $53,391,891.  There were 4,211,780 shares of the registrant’s common stock outstanding as of March 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2009 Annual Meeting of Shareholders	Part III

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

For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report beginning on page 15.

ii

PART I

Item 1.                                   Business

Unless otherwise indicated, all references to “Atlantic Southern,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Atlantic Southern Financial Group, Inc. and our wholly-owned subsidiary, Atlantic Southern Bank.

BUSINESS

Atlantic Southern Financial Group, Inc.

We are a bank holding company headquartered in Macon, Georgia and, through our wholly-owned subsidiary, Atlantic Southern Bank, we operate nine banking locations in the central Georgia markets of Macon, Warner Robins, Roberta, Lizella, Bonaire and Byron, five in the coastal Georgia markets of Savannah, Darien, Rincon and Brunswick, Georgia, one location in the South Georgia market of Valdosta, Georgia and one banking location in Jacksonville, Florida. We serve the banking and financial needs of various communities in central and coastal Georgia and northern Florida.

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

On January 31, 2007, Atlantic Southern completed its acquisition of First Community Bank of Georgia (“FCB”), which had three branches in Bibb, Peach and Crawford counties.  In the acquisition, FCB shareholders received approximately 0.742555 share of Atlantic Southern common stock, for each share of First Community Bank common stock they held.

On November 30, 2007, Atlantic Southern completed its acquisition of CenterState Bank Mid Florida (“CenterState”). The main purpose of our acquisition was to facilitate the establishment of a branch office in Florida which, due to regulatory restrictions on branching, can only occur in a limited number of ways.  See “Supervision and Regulation – Atlantic Southern Bank – Branching,” on page 9.  We paid $1,093,878, including acquisition costs, in connection with the CenterState merger, and no shares of Atlantic Southern common stock were issued in connection with the transaction.

No changes in our executive management or business strategy have occurred or will occur as a result of the offering or acquisitions. As of December 31, 2008, we had total assets of approximately $991.7 million, total deposits of approximately $836.5 million and shareholders’ equity of approximately $89.0 million.

Atlantic Southern Bank

Atlantic Southern Bank began its banking operations on December 10, 2001, after receiving final approval from the Georgia Department of Banking and Finance and the FDIC to organize as a state-chartered commercial bank with federally insured deposits.

The bank is a full-service commercial bank specializing in meeting the financial needs of individuals and small- to medium-sized businesses and professional concerns in Bibb, Houston, Crawford, Peach, Effingham, McIntosh, Glynn, Lowndes and Chatham Counties in Georgia and Duval County in Florida. We focus on community involvement and personal service while providing customers with sophisticated financial products. We offer a broad array of competitively priced deposit services, including interest-bearing and non-interest bearing checking accounts, savings accounts, money market deposits, certificates of deposit and individual retirement accounts. In addition we complement our lending and deposit products by offering ATM and debit cards, official checks, credit cards, direct deposit, automatic transfer, savings bonds, night depository, stop payments, collections, wire transfers, overdraft protection, non-profit accounts, telephone banking, and 24-hour Internet banking.

From December 31, 2003 to December 31, 2008, our business model has produced strong internal growth. Specifically, we have:

•                  increased our total consolidated assets from $161.3 million to $991.7 million;

•                  increased our total consolidated deposits from $140.2 million to $836.5 million;

•                  increased our total consolidated net loans from $134.3 million to $781.2 million; and

•                  expanded our branch network from one location in Bibb County to sixteen branches in Bibb, Houston Crawford, Peach, Effingham, Chatham, McIntosh, Lowndes and Glynn counties in Georgia and Duval County, Florida.

Our deposits are insured by the FDIC. We operate sixteen full-service banking offices in Macon, Warner Robins, Roberta, Lizella, Byron, Darien, Rincon, Brunswick, Valdosta and Savannah, Georgia, and Jacksonville, Florida. After the completion of the Sapelo acquisition in December 2006, the branches in McIntosh and Glynn Counties began to operate under the name “Sapelo Southern Bank”; however, we continue to operate the remaining branches located in other counties under the name “Atlantic Southern Bank.”

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

Leverage our Existing Bank Branches.  We have increased our presence in our primary markets of central and coastal Georgia, as well as extended along the southern Georgian border through the opening of a permanent location in Lowndes County, specifically in Valdosta, Georgia. We expect to continue to leverage our existing bank branches; however, in response to the current economic climate, the Company is currently evaluating profitability in all of its markets.

The communities in our markets are primarily served by branches of large regional and national financial institutions headquartered outside of the area that focus on retail and big business. As a result, we believe the needs in these markets continue to be best served by a locally owned and operated financial institution, managed by people in and from the communities served. Consequently, we continue to maintain the local flexibility created by local banks with seasoned bankers.

In response to current market conditions, we have made a strategic decision to eliminate branch and market expansion until general market conditions improve. We anticipate opening an additional branch in Pooler, Georgia, subject to market conditions, during late 2009 or early 2010.  We believe that many opportunities to expand remain in our market areas, and once general market conditions improve, we intend to be in a position to acquire additional market share, whether via de novo branches or bank acquisitions with the right local management.

Maintain Profitability and Strong Asset Quality.  We consider asset quality to be of primary importance and have taken measures to ensure that despite growth in our loan portfolio we consistently monitor asset quality. We manage our assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of our written loan and investment policies. We attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. We chart assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavor to manage any gaps in maturity ranges.

We intend to continue to monitor our earnings and asset quality as we grow. We achieved a 2008 annualized loan and deposit growth of 14% and 19%, respectively, and returned -0.07% on average assets and -0.71% on average equity. In addition, we have taken measures to ensure that despite our loan growth, we continue to monitor asset quality through our strong credit culture, extensive underwriting procedures and continuous loan review. As of December 31, 2008, our nonperforming assets, including accruing loans 90 days past due, as a percentage of total assets were 3.16% as compared to 0.65% as December 31, 2007. Similarly, our allowance for loan losses to total loans as of December 31, 2008 were 1.47%, compared to 1.27% as of December 31, 2007.

Expand Our Products and Services to Meet the Needs of the Communities in Which We Operate.  We continually seek to expand our financial products and services to meet the needs of our customers and to increase our fee income; we are also focused upon lowering our costs of funds. Our branching initiatives combined with strong marketing of our deposit products have helped us grow our noninterest-bearing deposits. To serve the growing population of small and medium-sized businesses in our markets we focus on commercial real estate, and offer commercial real estate development and construction loans. We also focus on small business lending, and offer United States Small Business Administration (SBA) lending services, and other similar programs designed for the small and medium-sized business owner. Through our business accounts we offer checking, savings and CDs.  We also offer mortgage loans through our mortgage services division. We believe our strong relationship with the small and medium-sized business community will also offer opportunities for cross-selling of our retail services. In an effort to diversify our portfolio, we look to increase our retail customer base. We will do this by continuing to solicit deposit relationships from consumers and small and medium-sized business in the markets we serve.

Market Area and Competition

We draw most of our customer deposits and conduct most of our lending transactions from and within our primary service areas, which encompass all of Bibb, Houston, Crawford, Peach, Effingham, McIntosh, Lowndes, Glynn and Chatham Counties in Georgia and Duval County, Florida.  The greater Macon metropolitan area is the focal point of our central Georgia service area, which consists of operations in Bibb and Crawford counties within the Macon Metropolitan Statistical Area (“MSA”), and in the adjacent counties of Houston and Peach.  The City of Macon is immediately accessible to traffic from all directions via Interstates 75 and 16, the most heavily traveled interstate highway corridors in Georgia. Bibb and Houston Counties have each experienced consistent, steady population growth for decades, the ninth and thirteenth largest counties in Georgia, respectively as of the year 2000, according to data from the United States Census Bureau, with the entire Macon MSA growing at a rate of 10.9% over the last decade.  We expect its growth to continue.

We increased our footprint across the coastal Georgia region with the opening of our Savannah and Rincon branches and the acquisition of Sapelo National Bank.  The coastal Georgia counties in which Atlantic Southern currently operates have continued to experience consistent growth.  Specifically, the entire Savannah MSA grew 4.82% between 2000 and 2005, and this growth is expected to continue.  The Savannah MSA includes Chatham County, which is the sixth largest county in Georgia.  We have also expanded into the southern Georgia region with the recent opening of our full-service branch in Valdosta.  In February 2009, we completed construction on a permanent branch location.

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

The table below shows our deposit market share in Bibb, Chatham, Crawford, Effingham, Glynn, Houston, Lowndes, McIntosh and Peach Counties, Georgia, and Duval County, Florida markets, as of June 30, 2008.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Bibb County, Georgia	5	$652	$3,304	2/12	19.8%
Chatham County, Georgia	1	9	4,635	18/20	0.2
Crawford County, Georgia	1	24	44	1/2	54.4
Effingham County, Georgia	1	19	407	5/7	4.6
Glynn County, Georgia(1)	3	25	1,783	11/16	1.4
Houston County, Georgia	2	54	1,368	8/11	4.0
Lowndes County, Georgia	1	11	1,865	15/17	0.6
McIntosh County, Georgia	1	23	95	2/3	23.9
Peach County, Georgia	1	16	210	4/4	7.5
Duval County, Florida	1	5	29,901	29/34	0.02

(1) The Company closed the St. Simons Island branch on December 31, 2008.

The banking business is highly competitive. We compete with many other commercial banks, federal savings banks and credit unions in our central, south and coastal Georgia and northeast Florida service areas. As of June 30, 2008, 18 commercial banks served our central Georgia service area with a total of 95 branches. Of those branch offices, 42 represent large, national or regional financial institutions.  In our coastal Georgia service area, 28 commercial banks with a total of 158 branches served the community as of June 30, 2008. As of June 30, 2008, our three largest competitors were Security Bank, SunTrust Bank, and Bank of America, which collectively control approximately 32.3% of our central, southern and coastal Georgia service areas’ deposits. These institutions, as well as our other competitors, have greater resources, have broader geographic markets, have higher lending limits, offer various services we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as being an independent and locally-owned community bank with greater personal service, and community involvement and, our ability to make credit and other business decisions quickly and locally. We believe our local ownership and management, as well as our focus on personalized service, helps us compete with these institutions and attract deposits and loans in our market area.

Lending Activities

Primarily we make loans to small and medium-sized commercial businesses. In addition, we originate loans secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2008 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Amounts in thousands)
Secured by real estate:
Construction and land development	$314,405	39.65%
Farmland	32,592	4.11%
Home equity lines of credit	9,299	1.17%
Residential first liens	72,754	9.18%
Residential jr. liens	7,049	0.89%
Multi-family residential	18,158	2.29%
Nonfarm and nonresidential	259,709	32.75%
Total real estate	713,966	90.05%
Other loans:
Commercial and industrial	70,187	8.85%
Agricultural production	25	0.00%
Credit cards and other revolving credit	181	0.02%
Consumer installment loans	8,619	1.09%
Obligations of state and political subdivisions in the U.S.	347	0.04%
Other Loans	80	0.01%
Other—unearned fees	(521)	-0.07%
Total other loans	78,918	9.95%
Total loans	$792,884	100.00%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $90.1 million in credit as of December 31, 2008. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2008, our contractual obligations to extend credit were comprised as follows:

Type	Dollar Amount	Percentage of Contractual Obligations
	(Amounts in thousands)
Financial	$5,453	6.05%
Commercial Real Estate	51,896	57.58%
Consumer	7,803	8.66%
Commercial	13,648	15.14%
Other	11,334	12.57%
Total	$90,134	100.00%

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

Lending Limits.  Our legal lending limits are 15% of our unimpaired capital and surplus for unsecured loans and 25% of our unimpaired capital and surplus for loans secured by readily marketable collateral. As of December 31, 2008, our legal lending limit for unsecured loans was approximately $9.4 million, and our legal lending limit for secured loans was approximately $15.6 million. While we generally employ more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

Deposits

Our principal source of funds for loans and investing in securities is time deposits. We utilize a comprehensive marketing plan, a broad product line and competitive products and services to attract deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. The primary sources of deposits are the residents of the market areas we serve and local businesses and their employees. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the Federal Home Loan Bank (FHLB), subordinated debt and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which at times, are more beneficial to us. Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market. Our out-of-market, Internet or brokered, CDs represented 46.2% of total deposits as of December 31, 2008.

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

Employees

On December 31, 2008, we had 178 full-time employees. Our staff increased largely as a result of our increased branching activities and strategic acquisitions. Our management team and Board of Directors have implemented an aggressive strategy to reduce non-interest expense, and as a result of that strategy, we closed our St. Simons office, as of December 31, 2008, based on its poor location on the island and low deposit rate. The number of full-time employees takes into account the closure of this office. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website addresses are www.atlanticsouthernbank.com and www.sapelosouthernbank.com. From either website, select the “Investor Information” link followed by selecting “SEC Filings.” This is a direct link to our filings with the Securities and Exchange Commission (SEC), including, but not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide general regulatory oversight of their operations.  These laws and regulations are generally intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

•                  how, when, and where we may expand geographically;

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

Atlantic Southern Financial Group, Inc.

Because we own all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “Department”) also regulates and monitors all significant aspects of our operations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  Currently, Georgia law prohibits the acquisition of a bank that has been chartered for less than three years.

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•                  the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•                  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging the rebuttable presumption of control.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.  Under Federal Reserve Board policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank.  This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it.  In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.  In the event of our bankruptcy, any commitment that we give to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Atlantic Southern Bank

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the Department.  The FDIC and the Department regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions.  Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank’s business, activities, and operations.

Branching.  Under Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of its primary bank regulator.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia’s law, subject to limited exceptions, currently permits branching across state lines through interstate mergers.

With our acquisition of CenterState Banks Mid Florida and the opening of our Jacksonville branch location, we obtained the right under Florida law to establish an additional branch or additional branches in the State of Florida to the same extent that any Florida bank may establish an additional branch or additional branches within the State of Florida.  Under current Florida law, we may open branch offices throughout Florida with the prior approval of the Division of Financial Institutions of the Florida Office of Financial Regulation.  In addition, with prior regulatory approval, we may acquire branches of existing banks located in Florda.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state.  Currently, Georgia has not opted-in to this provision.  Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia.  This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition.  However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited.  Consequently, until Georgia changes its election, the only way the Bank will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The other capital categories are well capitalized, adequately capitalized, and undercapitalized.  As of December 31, 2008, the Bank qualified for the well-capitalized category.

A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

FDIC Insurance Assessments.  The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.

The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities.  The system is designed to assess higher rates on those institutions that pose greater risks to the Deposit Insurance Fund.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lowest risk category, Risk Category I, rates vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category.  Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits.  Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments.  As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system.  Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits.  Risk Categories II, III, and IV will be have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively.  These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits.  As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system.  The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program.  Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions.  The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt.  For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points.  The Bank did not opt-out of the Debt Guarantee component of the TLGP; however, it currently does not have any debt outstanding pursuant to this program.

The Transaction Account Guarantee Program. Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009.  For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured.  The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006 encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Control Accounting Policies.”

Commercial Real Estate Lending.  The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•                  total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•                  total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•                  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

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

•                  Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•                  Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•                  rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the following:

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                  Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

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

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the FDIC in the case of the Bank.  The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  The Bank is also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components:  Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2008 our ratio of total capital to risk-weighted assets was 10.47% and our ratio of Tier 1 Capital to risk-weighted assets was 9.05%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2008, our leverage ratio was 7.84%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “Prompt Corrective Action” above.

Payment of Dividends

We are a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as the Bank’s sole shareholder.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Bank is required to obtain prior approval of the Department if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year.  This limitation also applies to a bank holding company’s payment of dividends to its shareholders. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2008, the Bank could not pay any cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

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

•                  loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•                  a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid taking low-quality assets.

We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

The current economic environment may present significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, a national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and throughout 2008 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have become very aggressive in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2008, approximately $41 million, or 5%, of our total loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase substantially in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

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

Liquidity needs could adversely affect our results of operations and financial condition.

The primary sources of funds of the Bank are client deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions.  Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations.  Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits.  While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand.  We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Many of our borrowers have more than one loan or credit relationship with us.

Many of our borrowers have more than one commercial real estate or commercial business loan outstanding with us.  Consequently, an adverse development with respect to one commercial loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to, for example, a one-to-four family residential mortgage loan.

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

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans.  Many of our loans are secured by real estate (both residential and commercial) in our market areas.  Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

In addition to underwriting based on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate used as collateral. At December 31, 2008, approximately 90.0% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Declines in real estate values have adversely affected our credit quality and profitability.

During 2007 and 2008, confidence in the credit market for residential housing finance eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms.  The tightening of credit for residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties.  In turn, this has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets, which has reduced the market values for comparable real estate.  The declines in values and the increased level of marketing required to sell properties has reduced or eliminated the potential profits to many of the builders and developers of properties to whom we have extended loans.  As a result, some of these borrowers have been unable to repay their loans in accordance with their terms, which has led to an increase in our past due and non-performing loans.  If these housing trends continue or exacerbate, the Company expects that it will continue to experience increased delinquencies and credit losses.  Moreover, if the recession continues to negatively impact economic conditions in the United States as a whole or specific regions of the country, the Company could experience significantly higher delinquencies and credit losses.  An increase in credit losses would reduce earnings and adversely affect the Company’s financial condition.  Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The Company’s business volume and growth is affected by the rate of growth and demand for housing in specific geographic markets.  Based on the activity discussed above, the Company expects that its level of historical growth could be significantly curtailed and its assets may in fact shrink, depending on the duration and extent of the current disruption in the housing and mortgage markets.  The current disruption may expand and adversely impact the U.S. economy in general and the housing and mortgage markets in particular.  In addition, a variety of legislative, regulatory and other proposals have been introduced in an effort to address the disruption.  Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption and applied to the Company, its financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to its business.

Changes in the interest rate environment could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in the Federal Reserve Boards’ fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future.  Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities.  Additionally, in 2009, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

At December 31, 2008, we were in an asset sensitive position over a four to five month period after which we turn liability sensitive.  Generally this means that changes in interest rates affect our interest earned on assets quicker than our interest paid for liabilities since the rates earned on our assets reset sooner than rates paid on our liabilities.  Accordingly, we anticipate that interest rate decreases by the Federal Reserve throughout 2008 will have a negative effect on our interest income over the short term until the interest rates paid on our liabilities reset.

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

Among other sources of funds, we rely heavily on deposits for funds to make loans and to provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits, so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Out-of-market certificates of deposit as of December 31, 2008 represented 46.2% of our total deposits. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract, keep or to replace them with other deposits or with funds from other sources. Not being able to attract time deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our net interest margin and results of operations.

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

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  These assessment are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits.  During the year ended December 31, 2008, we paid $515,000 in deposit insurance assessments.  Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%.  The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio.  The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance.  The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which will be owed on June 30, 2009.  Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits.  Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009.  In addition, the FDIC has adopted an interim rule to impose an emergency assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009.  The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

If the FDIC imposes additional emergency assessments, or otherwise further increases assessment rates, our earnings could be further adversely impacted.

The U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to us.

In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress adopted the new Emergency Economic Stabilization Act of 2008 (“EESA”). The primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”), under which the U.S. Treasury Department is authorized to spend up to $700 billion to invest in financial institutions (or potentially other entities), purchase troubled assets, including mortgage-backed and other securities, from financial institutions, and take other actions as it deems necessary to stabilize the financial markets. There can be no assurance as to what impact the TARP will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. Because the rules and guidelines are continuing to evolve and our potential participation is subject to regulatory and governmental approval, we are unable to assess whether our securities will be purchased pursuant to the TARP Capital Purchase Program or the extent to which participation in the program would be beneficial to us.

We need to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will continue to satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our operations.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our financial condition and results of operations could be materially impaired.

Our access to additional short-term funding to meet our liquidity needs is limited.

We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs.  To meet our cash obligations, we rely on repayments as assets mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank and with the Federal Reserve Bank.  If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds.  Currently, our access to additional borrowed funds is limited and we may be required to pay above market rates for additional borrowed funds, which may adversely affect our results of operations.

We are subject to extensive regulation, including regulation of our capital levels, which could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Department, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of banking offices.

We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. At December 31, 2008, we were “well capitalized” and “well managed” for regulatory purposes. Our failure to be “well capitalized” and “well managed” could negatively affect our liquidity and our results of operations, which in turn would affect the manner in which we are regulated by state and federal banking regulators.

The laws and regulations applicable to the banking industry could continue to change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders and noteholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant changes in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably. See “Supervision and Regulation.”

If we experience greater loan losses than anticipated, it could have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition could be adversely affected.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, and these loan losses could exceed our current estimates.  As such, we cannot assure you that our monitoring procedures and policies will mitigate certain lending risks or that our allowance for loan losses will be adequate to cover actual losses.  In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance.  Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment.  In addition, future provisions for loan losses could materially and adversely affect our profitability.  Any loan losses will reduce the loan loss allowance.  A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses, which would reduce our net income.

Environmental liability associated with lending activities could result in losses..

In the course of our business, we may foreclose on and take title to properties securing our loans.  If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.  In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own no operate the disposal site.  Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain highly dependent on our executive management team, consisting of Mark A. Stevens, Gary P. Hall, Carol W. Soto, Edward P. Loomis and Brandon L. Mercer. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the teamwork and increased productivity fostered by our culture, which could harm our business.

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

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations. If our loan loss reserves are insufficient to absorb future loan losses, it may have an adverse affect on our results of operations.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. As of June 30, 2008, 18 commercial banks serve our central Georgia service area with a total of 95 branches, 28 banks serve our coastal Georgia service area with a total of 158 branches, 17 banks serve Lowndes County in Georgia with a total of 38 branches, and 34 banks serve Duval County in Florida with a total of 201 branches.

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

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•                                          the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•                                          the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•                                          the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•                                          the risk of loss of key employees and customers.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy in the coastal regions of Georgia and Florida are affected, from time to time, by adverse weather events, particularly hurricanes. Our coastal Georgia and  northeast Florida market areas consist primarily of coastal communities, and we cannot predict whether, or to what extent, damage caused by future hurricanes will affect our operations, our customers or the economies in our banking markets.  Weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses, which would adversely affect our results of operations.

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

The following table summarizes pertinent details of our banking offices and our operations center

Office Address	City, State	Zip Code	Date Opened

1701 Bass Road	Macon, GA	31210	August 21, 2007

4077 Forsyth Road	Macon, GA	31210	December 10, 2001

502 Mulberry Street	Macon, GA	31201	March 29, 2004

494 Monroe Street	Macon, GA	31201	February 7, 2005

252 Holt Avenue (Leased)	Macon, GA	31201	February 22, 2005

464 S. Houston Lake Drive	Warner Robins, GA	31088	April 7, 2005

7393 Hodgson Memorial Drive, Suite 201	Savannah, GA	31406	December 19, 2005

597 S. Columbia Drive	Rincon, GA	31326	April 10, 2006

1200 Northway	Darien, GA	31305	December 15, 2006(1)

3420 Cypress Mill Road	Brunswick, GA	31520	December 15, 2006(1)

2449 Perry Lane Road	Brunswick , GA	31525	December 15, 2006(1)

300 North Dugger Street	Roberta, GA	31078	January 31, 2007(2)

8340 Eisenhower Pkwy	Lizella, GA	31052	January 31, 2007(2)

202 West White Road	Byron, GA	31008	January 31, 2007(2)

460 Norman Drive	Valdosta, GA	31601	March 24, 2008(3)

135 Highway 96	Bonaire, GA	31005	April 2, 2007

13474 Atlantic Boulevard (Leased)	Jacksonville, FL	32225	December 3, 2007

(1) Atlantic Southern obtained this property upon the completion of its acquisition of Sapelo Bancshares, Inc. on December 15, 2006.

(2) Atlantic Southern obtained this property upon the completion of its acquisition of First Community Bank of Georgia on January 31, 2007.

(3) We completed construction on a permanent branch location in February 2009.

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

Item 3.            Legal Proceedings

Atlantic National Bank (“ANB”) has filed a trademark infringement and unfair competition action against the Bank.  ANB’s claim is that the Bank’s use of the Atlantic Southern name and associated trademarks in a five-county area in southeast Georgia violates ANB’s trademark rights in that area.  We operate several branches under the trade name Sapelo Southern Bank in the area referenced by ANB in its claim and we have identified each branch, pursuant to regulatory guidance, as being “a branch of Atlantic Southern Bank” in several advertisements, signage, correspondence with customers and legal filings regarding liens.  Such identification is the basis of ANB’s lawsuit.

We have engaged counsel and answered the Complaint and denied liability.  In addition, we filed a counterclaim for a declaratory judgment that the Bank’s use of the trademarks in southeast Georgia does not violate ANB’s trademark rights.  The matter is currently in the beginning stages of discovery, with the parties recently exchanging discovery requests.  The discovery period runs through September 2009.

There are no further material pending legal proceedings to which Atlantic Southern Financial Group or Atlantic Southern Bank are a party, or to which any of their properties are subject; nor are there material proceedings known to us or to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Atlantic Southern Financial Group or any associate of any of the foregoing, is a party or has an interest adverse to Atlantic Southern Financial Group.

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2008 that required a vote of the security holders through solicitation of proxies or otherwise.

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

On April 16, 2007, our stock began trading on the NASDAQ Global Market exchange under the symbol “ASFN,” where it is currently traded.  The average daily volume for our stock during 2008 was 2,757 shares.

As of March 23, 2009, there were 4,211,780 shares issued and outstanding and 1,849 shareholders of record.

During 2007, trades in our common stock occurred at prices ranging from $18.85 to $36.49. During 2008, trades in our common stock occurred at prices ranging from $5.01 to $20.43.  The last reported sale price of our common stock on March 23, 2009 was $4.90.

The following tables set forth for the periods indicated the high, low and closing quarter sale prices for our common stock as reported by NASDAQ during each quarter of 2007 and 2008.

2008	High	Low
First Quarter	$19.25	$15.83
Second Quarter	20.47	12.86
Third Quarter	15.99	11.00
Fourth Quarter	12.30	5.00

2007	High	Low
First Quarter	$35.75	$31.75
Second Quarter	36.49	32.11
Third Quarter	34.83	24.58
Fourth Quarter	25.86	18.87

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We declared no dividends in 2007.  On January 10, 2008, we declared our first dividend of $0.03 per share to all shareholders as of February 1, 2008.  On April 11, 2008, we announced a second quarter dividend of $0.03 per share to shareholders of record as of May 1, 2008.  On July 1, 2008, we announced a third quarter dividend of $0.03 per share to shareholders of record as of August 1, 2008.  On

October 24, 2008, however, we announced the suspension of our fourth quarter dividend.  While the dividends were small in comparison to overall earnings, we want to retain appropriate amounts of capital to facilitate the growth and capital strength of the Bank.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends paid by the bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by banking laws, regulations and authorities. See “Supervision and Regulation—Payment of Dividends” on page 14.

During the fourth quarter of 2008, we did not repurchase any of our securities or sell any of our securities without registration under the Securities Act of 1933, as amended.

Item 6.            Selected Financial Data.

Not Applicable.

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

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Although we believe our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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

•                  the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party, including, without limitation, our ability to successfully integrate any businesses we acquire;

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

Organization

The Bank began operations on December 10, 2001 and operates as a state chartered bank in nine banking locations in the middle Georgia markets of Macon and Warner Robins, six locations in the coastal markets of Savannah, Darien, Brunswick, one location in the south Georgia market of Valdosta, Georgia and one location in the northeast Florida market of Jacksonville, Florida.

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

Executive Summary and Recent Developments

Net loss for the year ended December 31, 2008 was $643,494, representing a decrease of 108.30% when compared to net earnings of $7,743,875 for the year ended December 31, 2007.  Diluted loss per share was $0.15 for the year ended December 31, 2008, down $1.90 per share when compared to diluted earnings per share of $1.75 for the year ended December 31, 2007, and return on average equity was -0.71% as compared to 9.33% for 2007.  The decrease in the year-to-date net earnings and return on average equity were attributable to the Bank’s net interest income being impacted by the Federal Reserve’s rapid interest rate cuts during 2008 and funding additional provisions for allowance for loan losses to offset the increase in net charge-offs in 2008.

On January 10, 2008, the Company declared a first quarter dividend of $0.03 per share to all shareholders of record as of February 1, 2008.  On April 11, 2008, the Company announced a second quarter dividend of $0.03 per share to all shareholders of record as of May 1, 2008.  On July 18, 2008, the Company announced a third quarter dividend of $0.03 per share to all shareholders of record as of August 1, 2008.  On October 24, 2008, however, the Company announced that it was suspending the fourth quarter dividend.  While the dividends were small in comparison to overall earnings, the Company wants to retain appropriate amounts of capital to facilitate the growth of the Bank.  Any future determination relating to the Company declaring dividends will be made at the discretion of our Board of Directors and will depend on any statutory and regulatory limitations.

During the first quarter of 2008, the Company added a wealth management division in anticipation of increasing non-interest income.  The Company has hired a seasoned financial advisor to provide financial services including retirement planning, estate planning and asset allocation strategies.

On October 1, 2008, the Company determined that at September 30, 2008 the value of its investment in the preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) was impaired.  On September 7, 2008, the United States Department of Treasury and the Federal Housing Finance Agency (the “FHFA”) announced, among other things, that Freddie Mac and Fannie Mae were being placed under conservatorship, that control of their management was being given to their regulator, the FHFA, and that Fannie Mae and Freddie Mac were prohibited from paying dividends on their common and preferred stock.  Following this announcement, the estimated fair market value of the Company’s investment in Freddie Mac and Fannie Mae preferred stock has declined significantly and it remains unclear when and if the value of this investment will improve.  The Company has 5,365 shares of Freddie Mac series F preferred stock and 40,000 shares of Fannie Mae series R preferred stock.  As of the market close on September 30, 2008, the total market value of these securities declined to $84,725, resulting in an unrealized loss, on a pre-tax basis, to the Company on these securities of $1,165,284.  As a result of these events, the Company recorded a non-cash other than temporary impairment on these securities for the quarter ended September 30, 2008 in the amount of $722,477, or $0.17 per share, net of tax benefit.

During the third and fourth quarter of 2008, the Bank issued an aggregate of $1,400,000 in fixed rate subordinated debentures, which will mature on September 30, 2018, to several bank directors and private accredited investors.  Interest on the debentures is fixed at 12% per annum.  The interest will be payable semiannually in arrears on June 30 and December 31 of each year.  The Bank may redeem all or some of the Notes at any time beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Notes redeemed plus accrued, but unpaid, interest to the redemption date.  Payment of the principal on the Notes may be accelerated by holders of the Notes only in the case of the Bank’s insolvency or liquidation.  There is no right of acceleration in the case of default in payment of principal or interest on the Notes.  The proceeds will be used to help the Bank remain well capitalized under the federal prompt corrective action guidelines.  The subordinated debentures qualify as Tier II capital (with certain limitations applicable) under risk-based capital guidelines.

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

Management’s monthly evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

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

The following table shows the significant components of net earnings for the past three years.

	For the Years Ended December 31,
		Change			Change
		From Prior	Percent		From Prior	Percent
	2008	Year	Change	2007	Year	Change	2006
	(Dollar amounts in thousands)
Interest and Dividend Income	$54,715	$(4,591)	-7.74%	$59,306	$21,432	56.59%	$37,874
Interest Expense	30,966	(547)	-1.74%	31,513	12,540	66.09%	18,973
Net Interest Income	23,749	(4,044)	-14.55%	27,793	8,892	47.05%	18,901
Provision for Loan Losses	7,443	6,778	1019.25%	665	(1,006)	-60.20%	1,671
Net Earnings (Loss)	(643)	(8,387)	-108.30%	7,744	1,780	29.85%	5,964
Net Earnings (Loss) Per Diluted Share	(0.15)	(1.90)	-108.57%	1.75	(0.02)	-1.13%	1.77

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities.  Net interest income decreased approximately $4.0 million or 15% for 2008 compared to 2007.  Net interest income increased approximately $8.9 million or 47% for 2007 compared to 2006.

Total interest and dividend income for 2008 decreased approximately $4.6 million or 8% when compared to 2007.  The decrease in 2008 is the result of the interest rate cuts by the Federal Reserve which impacted our interest-rate sensitive balance sheet, especially interest rates on loans.  Additionally, the average yield on loans decreased during 2008 to 6.56% compared to an average yield of 8.57% for 2007.

Total interest and dividend income for 2007 increased approximately $21.4 million or 57% when compared to 2006 which are primarily due to increases in interest and fees on loans.  The increase in 2007 is partially the result of the average loan portfolio for 2007 increasing approximately $230 million or 56% when compared to average loan portfolio for 2006.  Additionally, the average yield on loans decreased during 2007 to 8.57% compared to an average yield of 8.59% for 2006.

Total interest expense for 2008 decreased approximately $547 thousand or 2% when compared to 2007.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $133.5 million when comparing 2008 to 2007.  This increase includes approximately $2.0 million in average non-interest bearing balances in regular demand deposit accounts and approximately $131.5 million in interest bearing deposits.  The average rate paid on the deposit portfolios for 2008 decreased to 3.91% from 4.75% when compared to 2007.  Average borrowing balances increased approximately $5.6 million when comparing 2008 to 2007.  Average interest rates paid on borrowings were 3.73% for 2008 compared to 5.42% for 2007.

Total interest expense for 2007 increased approximately $12.5 million or 66% when compared to 2006.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  The average deposit balances increased approximately $241.6 million when comparing 2007 to 2006.  During that period, the most significant increase was due to approximately $20.4 million in average non-interest bearing balances in regular demand deposit accounts and approximately $221.2 million in interest bearing balances in average wholesale time deposits.  The average rate paid on the deposit portfolios for 2007 increased to 4.75% from 4.39% when compared to 2006.   When comparing 2007 to 2006, the average borrowing balances increased approximately $11.9 million which was primarily due to more advances from Federal Home Loan Bank in 2007.  Average interest rates paid on borrowings were 5.42% for 2007 compared to 5.58% for 2006.

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

For 2008, 2007 and 2006, our tax equivalent net interest margin was 2.80%, 3.85% and 4.05%, respectively.  The net interest margin of the Company decreased due to decreases in loan yields, decreases in federal funds sold yields and the loss of interest on non-accrual loans.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	Year ended December 31,
	2008			2007			2006
	(Dollar amounts in thousands)
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5)	$767,438	$50,316	6.56%	$644,544	$55,254	8.57%	$414,272	$35,575	8.59%
Federal funds sold	6,521	155	2.38%	10,398	522	5.02%	9,232	373	4.04%
Investment securities - taxable (7)	62,537	3,184	5.09%	53,782	2,537	4.72%	36,694	1,552	4.23%
Investment securities - tax-exempt (6) (7)	21,462	850	6.00%	18,797	710	5.72%	7,094	259	5.53%
Other interest and dividend income	5,028	210	4.18%	4,406	283	6.42%	2,261	115	5.09%
Total Earning Assets	862,986	54,715	6.39%	731,927	59,306	8.15%	469,553	37,874	8.09%

Non-interest-earning assets
Allowance for loan losses	-9,647			-9,066			-5,173
Cash and due from banks	9,109			12,543			6,343
Premises and equipment	28,955			24,523			11,488
Accrued interest receivable	6,888			6,366			3,863
Other assets	41,463			26,743			6,806
Total Assets	$939,754			$793,036			$492,880

Interest bearing liabilities
Interest bearing demand	$120,854	$2,629	2.18%	$112,277	$3,444	3.07%	$61,376	$1,864	3.04%
Savings	8,103	46	0.57%	8,309	46	0.55%	2,156	8	0.37%
Time deposits	612,301	26,342	4.30%	489,143	25,496	5.21%	325,014	15,167	4.67%
Total interest bearing deposits	741,258	29,017	3.91%	609,729	28,986	4.75%	388,546	17,039	4.39%
Federal Home Loan Bank advances	38,039	1,299	3.42%	34,760	1,666	4.79%	22,830	1,117	4.89%
Other borrowings	3,855	97	2.52%	1,524	79	5.18%	1,521	73	4.80%
Trust Preferred Securities	10,310	553	5.36%	10,310	782	7.58%	10,310	744	7.22%
Total borrowed funds	52,204	1,949	3.73%	46,594	2,527	5.42%	34,661	1,934	5.58%
Total interest-bearing liabilities	793,462	30,966	3.90%	656,323	31,513	4.80%	423,207	18,973	4.48%

Non-interest bearing deposits	48,363			46,384			25,981
Other liabilities	7,716			7,287			4,073
Shareholders’ equity	90,213			83,042			39,619
Total Liabilities and Shareholders’ Equity	$939,754			$793,036			$492,880
Net interest revenue (1)		$23,749			$27,793			$18,901
Net interest spread (2)			2.49%			3.35%			3.61%
Net interest margin (3) (6)			2.80%			3.85%			4.05%

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

(5) Interest income includes loan fees as follows (in thousands): 2008 - $1,730; 2007 - $1,952; 2006 - $1,698

(6) Reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the years 2008 compared to 2007 and for the year 2007 compared to 2006.

	2008 Compared to 2007 Changes due to (a)			2007 Compared to 2006 Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$9,391	$(14,329)	$(4,938)	$19,921	$(242)	$19,679
Investment securities:
Taxable investment securities	481	166	647	736	249	985
Tax-exempt investment securities	104	36	140	441	10	451
Interest earning deposits and fed funds sold	(129)	(311)	(440)	274	43	317
Total interest income	9,847	(14,438)	(4,591)	21,372	60	21,432

Interest paid on:
Deposits:
Interest bearing demand deposits	251	(1,066)	(815)	1,562	18	1,580
Savings	(1)	1	—	38	—	38
Time deposits	5,285	(4,439)	846	8,429	1,900	10,329
Other borrowings and FHLB advances	228	(577)	(349)	584	(29)	555
Trust Preferred Securities	—	(229)	(229)	—	38	38
Total interest expense	5,763	(6,310)	(547)	10,613	1,927	12,540

Increase in net interest revenue	$4,084	$(8,128)	$(4,044)	$10,759	$(1,867)	$8,892

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

The following table shows the related results of operations ratios for assets and equity:

	Years Ended December 31,
	2008	2007	2006
Return on Average Assets	-0.07%	0.98%	1.21%
Return on Average Equity	-0.71%	9.33%	15.05%
Average Equity to Average Assets	9.60%	10.47%	8.04%
Dividend Payout Ratio	NM	0.00%	0.00%

NM – Ratio is not meaningful in a loss year.

Provision for Loan Losses

The provision for loan losses was approximately $7.4 million in 2008, compared with $665 thousand in 2007 and $1.7 million in 2006.  The provision, as a percentage of average outstanding loans for 2008, 2007 and 2006, was 0.97%, 0.10% and 0.40%, respectively.  Net charge-offs as a percentage of average outstanding loans were 0.61% in

2008, 0.11% in 2007, and 0.04% in 2006.  Net loan charge-offs increased significantly during 2008 and 2007 as compared to 2006 due to the deteriorating economy and increase in impaired loans.

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

Noninterest Income

Total noninterest income for 2008 was approximately $2.7 million compared to approximately $3.4 million in 2007, and approximately $1.7 million in 2006.  The following table represents the components of noninterest income for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Amounts in thousands)
Service charges on deposit accounts	$1,754	23.99%	$1,415	186.32%	$494
Other service charges, commissions and fees	477	28.94%	370	254.19%	104
Gain (loss) on sale and impairment of other assets	(392)	504.49%	97	1079.15%	(10)
Loss on sales, calls and impairment write-down of investment securities, net	(1,076)	-2402.33%	(43)	-337.61%	(10)
Mortgage origination income	817	-12.06%	929	39.20%	667
Other income	1,151	95.75%	588	34.17%	439
Total noninterest income	$2,731	-18.63%	$3,356	99.33%	$1,684

Service charges on deposit accounts are evaluated against service charges from other banks in our local markets and against the Bank’s own cost structure in providing the deposit services.  This income should increase with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were approximately $1.8 million, or 58% of total noninterest income for 2008, compared with approximately $1.4 million, or 42% for 2007, and approximately $494 thousand or 29% for 2006.  The continued increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for 2008 was 13,462 accounts when compared to 2007 with 12,534 accounts.  The decrease in mortgage origination income for 2008 is primarily due to decrease in the number of mortgage loan closings.  Mortgage loan closings were approximately 226, 276, and 246 closings for 2008, 2007 and 2006, respectively.  The decrease in the loss on sales, calls and impairment write-downs of investment securities pertains to the Bank recording a non-cash other than temporary impairment on the Bank’s investment in the Freddie Mac preferred stock and the Fannie Mae preferred stock in the amount of $1,165,284 at the end of the third quarter of 2008.  The decrease in the gain (loss) on sale of other assets for 2008 is attributed to the loss on the sale of several foreclosed properties and to the write-down of the leasehold improvements at the Bank’s St. Simons Island branch which was closed as of December 31, 2008.  The increase on the gain on sale of other assets for 2007 is primarily due to the sale of two foreclosed properties and the sale of one location during the second quarter of 2007.  The two most significant changes in other income for 2008 were $523,184 of income from the increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased in the first quarter of 2008 and $171,500 of income from the fair value adjustments to an interest rate swap during the second quarter of 2008 which subsequently settled in the third quarter of 2008 for an additional minimal gain.  The two most significant changes in other income for 2007 were $125,504 of rental income from a portion of two Bank owned facilities and $177,650 of income from the increase in cash surrender value of life insurance on bank owned life insurance (“BOLI”) policies purchased during 2005.

Noninterest Expense

Total noninterest expense for 2008 was approximately $21.3 million, compared to approximately $18.6 million in 2007, and approximately $10.1 million in 2006.  The following table represents the major components of noninterest expense for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Amounts in thousands)
Salaries	$9,211	23.87%	$7,436	90.13%	$3,911
Employee benefits	2,238	-3.84%	2,327	65.34%	1,408
Occupancy expense	1,915	29.74%	1,476	95.17%	756
Equipment rental and depreciation of equipment	1,128	30.85%	862	96.15%	440
Data processing	646	-16.05%	769	171.47%	283
Other expenses	6,202	8.37%	5,723	73.30%	3,302
Total noninterest expense	$21,340	14.77%	$18,593	84.09%	$10,100

The increases in noninterest expenses are primarily due to the growth of the Company.  The most significant increases in 2008 are increases in salaries and employee benefits, which represents normal increases in salaries and an increase in the number of employees.  At December 31, 2008, the number of full-time equivalent employees was 178 compared to 167 full-time equivalent employees at December 31, 2007 and 121 full-time equivalent employees at December 31, 2006.  The increase in the number of full-time equivalent employees is directly related to the growth of the bank, hiring for new branches and a loan production center in 2008 and 2007 and from the acquisition of First Community Bank in January 2007.  The bank operates from eighteen facilities as of December 31, 2008 and 2007 compared to eleven facilities as of December 31, 2006.  The increases in other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Taxes

In 2008, the Company recorded a pre-tax loss of $2.3 million generating an income tax benefit of $1.7 million compared to $4.1 million of expense in 2007 and $2.8 million of expense in 2006.  Income tax benefit expressed as a percentage of loss before income taxes (effective tax rates) for 2008 was 72.07% compared to the income tax expense as a percentage of earnings at 34.9% and 32.3% for 2007 and 2006, respectively.  The fluctuation in the percentage between 2007 and 2006 can be attributed to the tax-free income versus the pretax income and tax credits received from affordable housing investments.  In 2007, pre-tax earnings increased from 2006, resulting in a higher effective tax rate.  Additional information regarding income taxes can be found in Note M to the Consolidated Financial Statements.

Financial Condition

The primary components of assets and liabilities for the Company are:

	December 31,
	2008	2007	$ Change	% Change
Assets:
Cash and due from banks	$14,010,580	$8,059,524	$5,951,056	73.84%
Federal funds sold	—	11,350,000	(11,350,000)	-100.00%
Securities available for sale	100,619,437	74,387,100	26,232,337	35.26%
Loans, net of unearned income	792,883,664	697,145,715	95,737,949	13.73%
Cash surrender value of life insurance	12,465,228	4,442,044	8,023,184	180.62%
Goodwill and other intangible assets	22,444,667	22,806,983	(362,316)	-1.59%
Total assets	991,741,590	852,479,064	139,262,526	16.34%
Liabilities:
Deposits	$836,451,443	$705,231,923	$131,219,520	18.61%
FHLB advances	47,500,000	40,500,000	7,000,000	17.28%
Subordinated debentures	1,400,000	—	1,400,000	100.00%
Junior subordinated debentures	10,310,000	10,310,000	—	0.00%
Accrued expenses and other liabilities	1,630,080	1,908,156	(278,076)	-14.57%
Total liabilities	902,779,022	763,396,552	139,382,470	18.26%

Loan to Deposit Ratio	94.79%	98.85%

One significant change in the composition of assets was the increase in loans of $95.7 million due to continued growth of the Company.  We were able to increase loan growth in most regions with the majority of the increase in the middle Georgia region.  Another significant change in the composition of assets was the decrease in the federal funds sold.  The Company decided to opt-out of the federal funds sold programs with its due from correspondence bank accounts.  Another significant change in the composition of assets was the $8.0 million increase in the cash surrender value of life insurance.  The majority of the increase is due to the Company’s purchase of $7.5 million additional life insurance policies on several senior bank officers.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits, to fund loan growth.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.

Because of our strong loan demand, we have chosen to obtain a portion of our deposits from outside our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  In an effort to reduce liquidity risks associated with the brokered deposits, we seek to ladder the maturities of these deposits.  Our wholesale time deposits represented 46.2% of our deposits as of December 31, 2008 when compared to 40.2% of our deposits as of December 31, 2007.

We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  We have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs as a percentage of total deposits and dictate that we leverage our branch network in order to further reduce our reliance on brokered deposits.

The Bank issued an aggregate of $1.4 million in fixed rate subordinated debentures, which will mature on September 30, 2018 to several bank directors and private accredited investors during the third and fourth quarters of 2008.  Interest on the Notes is fixed at 12% per annum.  The interest will be payable semiannually in arrears on June 30 and December 31 of each year.  The proceeds will be used to help the Bank remain well capitalized under the federal prompt corrective action guidelines.  The subordinated debentures qualify as Tier II capital (with certain limitations applicable) under risk-based capital guidelines.

Investment Securities

Securities in our investment portfolio totaled $100.6 million at December 31, 2008, compared to $74.4 million at December 31, 2007.  The most significant growth in the securities portfolio has resulted from the purchase of $48.8 million in mortgage backed securities that have been offset by $12.9 million in U.S. Government Sponsored Enterprises securities being called and/or matured.  At December 31, 2008, the securities portfolio had unrealized net gains of approximately $1.2 million.  The following table shows the carrying value of the investment securities at December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
	(Amounts in Thousands)
Securities available for sale:
U. S. Treasury Securities	$251	$254	$—
U. S. Government Sponsored Enterprises	17,761	27,493	25,240
State, County and Municipal	20,298	21,346	13,653
Mortgage-backed Securities	62,036	23,844	18,453
Other Investments	250	250	250
Equity Securities	23	1,200	—
Total	$100,619	$74,387	$57,596

The following table sets forth the maturities of the investment securities at carrying value at December 31, 2008 and the related weighted yields.

	MATURITY
	One Year		One through		Five through		Over Ten
	Or Less		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
	(Dollars in Thousands)
Available for Sale
U. S. Treasury Securities	$251	4.77%	$—	0.00%	$—	0.00%	$—	0.00%	$251
U. S. Government Sponsored Enterprises	4,851	4.56%	5,331	5.13%	3,096	5.75%	4,483	5.67%	17,761
State, County and Municipal - Tax Exempt (1)	608	5.46%	2,354	5.31%	6,962	5.32%	9,037	6.09%	18,961
State, County and Municipal - Taxable	—	0.00%	—	0.00%	462	4.63%	875	5.55%	1,337
Mortgage-backed Securities	—	0.00%	2,917	3.59%	3,159	4.99%	55,960	4.89%	62,036
Other Investments	—	0.00%	—	0.00%	250	6.25%	—	0.00%	250
Total	$5,710	4.56%	$10,602	4.75%	$13,929	5.33%	$70,355	5.10%	$100,596

(1)  Yield reflects taxable equivalent adjustments using a tax rate of 34 percent.

At December 31, 2008, we did not hold investment securities of any single issuer, other than obligations of the U.S. Government Sponsored Enterprises, whose aggregate book value exceeded ten percent of shareholders’ equity.

Loans

Our loan demand continues to be strong.  Total loans increased $95.7 million or 14% from year end 2007 to 2008.  The increase in loans in 2008 is attributable to the lending efforts of our senior management lending team.  The following table presents a summary of the loan portfolio by category.

Loans Outstanding

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Commercial	$70,187	$69,079	$54,898	$40,194	$38,165
Real estate - commercial	310,459	258,390	192,876	99,309	72,595
Real estate - construction	314,405	292,152	224,540	146,305	80,472
Real estate - mortgage	89,102	68,578	54,003	43,670	33,539
Obligations of political subdivisions in the U.S.	347	290	1,728	—	—
Consumer	8,905	8,934	5,380	2,332	3,724
Total Loans	793,405	697,423	533,425	331,810	228,495
Less:
Unearned loan fees	(521)	(277)	(297)	(369)	(213)
Allowance for loan losses	(11,672)	(8,879)	(7,258)	(4,150)	(2,800)
Loans, net	$781,212	$688,267	$525,870	$327,291	$225,482

The following table sets forth the contractual maturity distribution of commercial, construction loans and obligations of states and political subdivisions in the US, including the interest rate sensitivity for loans maturing greater than one year.

Loan Portfolio Maturity

As of December 31, 2008

(Dollars in thousands)

					Rate Stucture for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	Or Less	Five Years	Years	Total	Rate	Rate
Commercial	$50,027	$18,145	$2,015	$70,187	$9,678	$10,482
Real estate - construction	253,720	59,700	985	314,405	13,189	47,496
Obligations of political subdivisions in the U.S.	193	154	—	347	154	—
Total	$303,940	$77,999	$3,000	$384,939	$23,021	$57,978

Asset Quality

At year-end 2008, the loan portfolio was 79.9% of total assets.  Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitors, controls and measures our credit risk, standardized credit analyses and our comprehensive credit policy.  As a result, management believes we have a thorough understanding of the asset quality, an established warning and early detection system regarding the loans and a comprehensive analysis of the allowance for loan losses.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years:

Analysis of Changes in Allowance for Loan Losses

	For the Years ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in Thousands)

Average loans outstanding	$767,438	$644,544	$414,272	$285,238	$176,609
Total loans at year-end	793,405	697,423	533,425	331,810	228,495

Allowance for possible loan losses, beginning of period	8,879	7,258	4,150	2,800	1,555

Charge-offs:
Commercial	659	290	114	75	106
Real estate - construction	1,267	56	—	—	—
Real estate - commercial	1,814	300	40	—	—
Real estate - mortgage	974	309	107	75	—
Consumer loans	129	11	11	—	26
Total	4,843	966	272	150	132

Recoveries:
Commercial	55	74	29	—	—
Real estate - construction	26	1	—	—	—
Real estate - commercial	—	16	50	—	—
Real estate - mortgage	58	101	25	—	—
Consumer loans	54	90	5	7	—
Total	193	282	109	7	—

Net charge-offs	4,650	684	163	143	132

Provision for loan losses	7,443	665	1,671	1,493	1,377
Allowance from purchase acquisition	—	1,640	1,600	—	—
Allowance for possible loan losses, end of period	$11,672	$8,879	$7,258	$4,150	$2,800

Allowance as a percentage of year-end loans	1.47%	1.27%	1.36%	1.25%	1.23%

As a percentage of average loans: Net charge-offs	0.61%	0.11%	0.04%	0.05%	0.07%

The loan portfolio is reviewed quarterly to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

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

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer loans for impairment disclosures.

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed necessary to provide for possible losses.  The unallocated portion of the allowance in prior years was maintained due to a number of qualitative factors, such as concentrations of credit and bank acquisitions.  At December 31, 2008, the Company did not have an unallocated portion of the allowance.  Due to current economic conditions, we performed a thorough analysis of our allowance of loan losses that is allocated within the different loan categories for amounts deemed necessary to provide for possible losses.  The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

	December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*
Commercial	$908	8.85%	$770	9.90%	$649	10.29%	$470	12.11%	$435	16.70%
Real estate - commercial	415	39.13%	4,998	37.05%	2,453	36.16%	1,356	29.93%	1,101	31.75%
Real estate - construction	6,654	39.63%	2,271	41.90%	2,496	42.10%	1,742	44.10%	861	35.22%
Real estate - mortgage	3,212	11.23%	512	9.83%	707	10.12%	461	13.16%	352	14.68%
Obligations of political subdivisions in the U.S.	—	0.04%	—	0.04%	17	0.32%	—	0.00%	—	0.00%
Consumer	483	1.12%	58	1.28%	63	1.01%	35	0.70%	43	1.65%
Unallocated	—		270		873		86		8
Total	$11,672	100.00%	$8,879	100.00%	$7,258	100.00%	$4,150	100.00%	$2,800	100.00%

* Loan balance in each category, expressed as a percentage of total loans.

Nonperforming Assets

Nonperforming assets, which includes non-accrual loans accruing loans past due over 90 days, other real estate owned and repossessed assets, totaled approximately $31.3 million at year-end 2008, compared to $5.5 million at December 31, 2007.  At December 31, 2008 and 2007, the ratio of nonperforming loans to total loans plus other real estate owned was 3.90% and 0.79%, respectively.

During the fourth quarter of 2008, management placed approximately $20.2 million in loans from several customers on non-accrual.  The majority of these loans are secured by completed construction and/or commercial real estate.  However, management is continuously monitoring these loans in order to minimize any losses.

Our policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.  The accrual of interest is discontinued when the loan is placed on non-accrual.  Interest income that would have been recorded on these non-accrual loans in accordance with their original terms totaled $1,316,051, $284,097 and $142,526 in 2008, 2007, and 2006, respectively, compared with interest income recognized of $29,244, $38,809 and $11,876, respectively.

Nonperforming loans totaled $21,103,468 and $4,780,760 at December 31, 2008 and 2007, respectively.  Nonperforming loans consist of loans on non-accrual status and loans that are 90 days or more past due.

There are no commitments to lend additional funds to customers with loans on non-accrual status at December 31, 2008.  The table below summarizes our nonperforming assets at year-end for the last five years.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Nonperforming loans:
Nonaccrual	$21,103	$4,277	$617	$274	$137
Loans 90 days or more past due	—	505	31	13	—
Total nonperforming loans	$21,103	$4,782	$648	$287	$137
Other real estate owned	10,196	759	—	—	—
Repossessed assets	35	—	—	—	—
Total nonperforming assets	$31,334	$5,541	$648	$287	$137

Nonperforming assets to total loans plus other real estate owned	3.90%	0.79%	0.12%	0.09%	0.06%

Nonperforming assets to total assets	3.16%	0.65%	0.10%	0.07%	0.05%

Allowance for loan losses to nonperforming loans	55.31%	185.68%	1120.06%	1445.99%	2043.80%

The Company’s other real estate consisted of the following as of December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
1-4 Family residential properties	8	$3,574,090	2	$155,000
Nonfarm nonresidential properties	5	520,101		—
Construction & land development properties	15	6,101,974	5	603,787
Total	28	$10,196,165	7	$758,787

All other real estate properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

Our other real estate owned (“OREO”) policy and procedures provide that a foreclosure appraisal be obtained.  Our policies require a certified appraiser conduct the appraisal for foreclosed property to obtain a fair market value.  To qualify and be approved as an appraiser for Atlantic Southern Bank, appraisers must have met the Appraisal Qualifications Board requirements and have not had any disciplinary actions.  Additionally, an appraiser must submit to us their resume, license, education and experience for review before being approved for appraisal work.  At foreclosure, the loan balance is transferred to OREO with any remaining loan balance submitted for charge off.  Upon transfer into OREO, the property is listed with a realtor to begin sales efforts.

Deposits and Other Borrowings

Average deposits increased approximately $133.5 million during 2008, compared to an increase of approximately $241.6 million during 2007.  Average time deposits were $612.3 million during 2008 as compared to $489.1 million during 2007.  The increase in time deposits can be attributed to the issuance of wholesale time deposits (brokered and internet) and the management team drawing customers away from other financial institutions.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest bearing deposits	$48,363	—	$46,384	—	$25,981	—
Interest bearing demand deposits	120,854	2.18%	112,277	3.07%	61,376	3.04%
Savings	8,103	0.57%	8,309	0.55%	2,156	0.37%
Time deposits	612,301	4.30%	489,143	5.21%	325,014	4.67%

Total average deposits	$789,621	3.91%	$656,113	4.75%	$414,527	4.39%

Time deposits greater than $100,000 totaled $125.1 million at December 31, 2008, compared to $129.7 million at December 31, 2007.  We utilize time deposits obtained through the efforts of third parties (internet and brokered) as an alternative source for cost-effective funding.  We held approximately $387 million and $283 million in these time deposits at December 31, 2008 and 2007, respectively.  The daily average balance of these time deposits totaled $362 million in 2008 as compared to $260 million in 2007.  The weighted average rates paid on time deposits obtained through third parties during 2008 and 2007 were 4.23% and 5.24%, respectively.  The weighted average interest rate on the time deposits obtained through third parties at December 31, 2008 and 2007 was 3.63% and 4.90%, respectively.

The following table set forth the scheduled maturities of time deposits greater than $100,000 and time deposits obtained through third parties at December 31, 2008.

(Thousands)
$100,000 and greater:
3 months or less	$29,361
over 3 through 6 months	34,976
over 6 months through 1 year	51,784
over 1 year	8,933
Total outstanding certificates of deposit of $100,000 or more	$125,054

(Thousands)
Time deposits obtained through third parties (brokered and internet):
3 months or less	$71,827
over 3 through 6 months	56,762
over 6 months through 1 year	88,816
over 1 year	169,245
Total time deposits obtained through third parties	$386,650

Total borrowings from Federal Home Loan Bank advances increased approximately $7.0 million during 2008 compared to 2007 due to management meeting funding needs.  Total borrowings from Federal Home Loan Bank advances increased approximately $8.8 million during 2007 compared to 2006 due to management minimizing the interest rate risk and meeting liquidity needs.  Additional information regarding Federal Home Loan Bank advances, including scheduled maturities, is provided in Note J in the consolidated financial statements.

Capital Resources

We maintain a strong level of capital as a margin of safety for our depositors and stockholders, as well as to provide for future growth. On June 12, 2006, we closed a public offering with a total of 700,000 shares of common stock at a price of $30.00 per share.  We received net proceeds of $20.8 million after deducting offering expenses.  On December 15, 2006, we issued 305,695 shares with a closing price of $32.71 to the shareholders of Sapelo Bancshares, Inc. as part of the merger agreement.  As a result of the shares issued in the merger with Sapelo, stockholders’ equity increased by approximately $10.0 million.  On January 31, 2007, we issued 542,033 shares with a closing price of $33.91 to the shareholders of First Community Bank as part of the merger agreement.  As a result of the shares issued in the merger with First Community Bank, shareholders’ equity increased by approximately $18.4 million. On November 28, 2008, one of our directors exercised 60,000 shares of warrants which increased shareholders’ equity by $400 thousand.  At December 31, 2008, shareholders’ equity was $89.0 million versus $89.1 million at December 31, 2007. In 2008, the decrease in shareholders’ equity was primarily the result of the net loss of income offset by the exercise of warrants.  In 2007, the increase in shareholders’ equity was primarily the result of the additional capital raised in the public offering, the stock issued from the two mergers and retention of earnings.  We paid $374 thousand in cash dividends during 2008.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well categorized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,583,000	10.47%	$66,921,108	>	8.0%	N/A		N/A
Bank	86,181,000	10.33%	66,742,304	>	8.0%	$83,427,880	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,709,000	9.05%	$33,462,541	>	4.0%	N/A		N/A
Bank	74,332,000	8.91%	33,370,146	>	4.0%	$50,055,219	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,709,000	7.84%	$38,627,041	>	4.0%	N/A		N/A
Bank	74,332,000	7.71%	38,563,943	>	4.0%	$48,204,929	>	5.0%

December 31, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,800,000	11.62%	$58,382,100	>	8.0%	N/A		N/A
Bank	82,541,000	11.32%	58,332,862	>	8.0%	$72,916,078	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,921,000	10.40%	$29,200,385	>	4.0%	N/A		N/A
Bank	73,662,000	10.11%	29,144,214	>	4.0%	$43,716,320	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,921,000	9.34%	$32,514,347	>	4.0%	N/A		N/A
Bank	73,662,000	9.08%	32,450,220	>	4.0%	$40,562,775	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at December 31, 2008.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At December 31, 2008, all of the Trust Preferred Securities qualifies as a Tier I capital.  For further information on our Trust Preferred Securities, see Note L in the consolidated financial statements.

We have outstanding subordinated debentures totaling $1.4 million at December 31, 2008.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines provided that.  At December 31, 2008, all of the subordinated debentures qualify as a Tier 2 capital.  For further information on our subordinated debentures, see Note K in the consolidated financial statements.

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

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established overnight borrowing for Federal Funds Purchased through various correspondent banks, lines of credit through the membership of the Federal Home Loan Bank program and with the Federal Reserve Bank, and participatory relationships with correspondent banks. Management believes the various funding sources are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.  Our liquid assets consist of cash and due from accounts, federal funds sold and interest-bearing deposits in other banks.

Our liquid assets as a percentage of total deposits at December 31, 2008 and 2007 were 1.80% and 2.82%, respectively.  The ratio of liquid assets as a percentage of deposits decreased primarily due to the 24.1% decrease in cash and due from banks accounts and federal funds sold shown above.

We have the ability, on a short-term basis, to purchase up to $31.0 million of federal funds from other financial institutions.  At December 31, 2008, there were no federal funds purchased from other financial institutions.  We can borrow funds from the Federal Home Loan Bank, subject to eligible collateral of loans.  At December 31, 2008, our maximum borrowing capacity from the Federal Home Loan Bank was approximately $56.5 million of which we had outstanding borrowings of $47.5 million leaving available unused borrowing capacity of $9.0 million.  We can borrow funds from the Federal Reserve Bank, subject to eligible collateral of loans.  At December 31, 2008, our maximum borrowing capacity from the Federal Reserve Bank was $109.7 million; however, we had no advances on this line at December 31, 2008.

Off-Balance Sheet Commitments

We are party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, which are agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance-sheet instruments.  At December 31, 2008, we had outstanding loan commitments of approximately $84.7 million and standby letters of credit of approximately $5.5 million.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Contractual Obligations

The following table is a summary of our commitments to extend credit as well as our contractual obligations, consisting of certificates of deposits and FHLB advances by contractual maturity date.

	2009	2010	2011	2012	2013 and After
	(Dollar amounts in thousands)
Certificates of deposit (1)	$449,220	$145,142	$41,068	$1,218	$2,125
FHLB borrowings	33,500	—	12,000	—	2,000
Commitments to extend credit	84,681	—	—	—	—
Standby letters of credit	5,453	—	—	—	—
Total commitments and contractual obligations	$572,854	$145,142	$53,068	$1,218	$4,125

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

Intense competition in our markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward.  The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2008.  Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate.  Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.  Distribution of maturities for available for sale securities is based on amortized cost.  Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities that may be different from the contractual terms.  Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes all interest bearing demand deposit accounts, money market deposit accounts and savings accounts reprice within one year and the time deposits reprice within one to five years.

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

The following table shows interest sensitivity gaps for these different intervals as of December 31, 2008:

	1-3	4-6	7-12	Over 1 Year	Over
	Months	Months	Months	thru 5 Years	5 Years
	(Dollars in Thousands)
Interest Rate Sensitive Assets:
Loans	$588,124	$24,696	$33,681	$131,619	$15,284
Securities	251	2,027	3,432	10,622	84,287
FHLB stock	—	—	—	—	3,670
Interest bearing deposits in other banks	1,120	—	—	—	—
Federal funds sold	—	—	—	—	—
Total Interest Rate Sensitive Assets	$589,495	$26,723	$37,113	$142,241	$103,241

Interest Rate Sensitive Liabilities:
Money market and NOW accounts	$141,225	$—	$—	$—	$—
Savings	7,972	—	—	—	—
Time deposits	129,697	131,863	187,546	187,950	1,716
Other borrowings	5,200	—	28,300	13,000	12,710
Total Interest Rate Sensitive Liabilities	$284,094	$131,863	$215,846	$200,950	$14,426
Interest Rate Sensitivity GAP	$305,401	$(105,140)	$(178,733)	$(58,709)	$88,815

Cumulative Interest Rate Sensitivity GAP	$305,401	$200,261	$21,528	$(37,181)	$51,634
Cumulative GAP as a % of total assets December 31, 2008	30.79%	20.19%	2.17%	-3.75%	5.21%

The interest rate sensitivity at December 31, 2008 indicates an asset-sensitive position in the three months or fewer periods through the period of seven months to twelve months. On a cumulative basis through one year, our rate sensitive liabilities exceed rate sensitive assets, resulting in an asset-sensitive position of $21.5 million or 2.17% of total assets. Generally, an asset-sensitive position indicates that rising interest rates tend to be beneficial, in the near and long term. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.                                   Financial Statements and Supplementary Data

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

YEAR ENDED DECEMBER 31, 2008

Atlantic Southern Financial Group, Inc., a Georgia corporation (the “Company”) is a holding company engaged in commercial banking in nine banking locations in the middle Georgia markets of Macon and Warner Robins, five locations in the coastal markets of Savannah, Darien and Brunswick, Georgia, one location in the south Georgia market of Valdosta, Georgia and one location in the northeast Florida market of Jacksonville, Florida.  The Company currently has one bank subsidiary, Atlantic Southern Bank (the “Bank”), which is active in retail and commercial banking.  In 2005, the Company created a wholly-owned subsidiary, New Southern Statutory Trust I, for the purpose of issuing trust preferred securities.

The Company’s common stock, $5.00 par value (the “Common Stock”), is traded on the NASDAQ Global Market under the symbol “ASFN”.  As of January 1, 2009 there were 1,849 (ASFN) holders of record of the Company’s Common Stock.  Currently, the Company’s sole source of income is dividends from the Bank.  The Bank is subject to regulation by the Georgia Department of Banking and Finance (the “DBF”) and by the Federal Deposit Insurance Corporation (“FDIC”).  Statutes and regulations enforced by the DBF include parameters that define when the Bank may or may not pay dividends. The Company’s dividend policy depends on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company. No assurance can be given that any dividends will be declared by the Company, or if declared, what the amount of the dividends will be.  All FDIC insured institutions, regardless of their level of capitalization, are prohibited from paying any dividend or making any other kind of distribution, if following the payment or distribution, the institution would be undercapitalized.

This statement has not been reviewed, or confirmed for accuracy or relevance by the FDIC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Southern Financial Group, Inc. and subsidiaries

We have audited the consolidated balance sheets of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2008 and 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

\s\Porter Keadle Moore, LLP

Atlanta, Georgia

March 25, 2009

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007

Assets
Cash and due from banks	$14,010,580	$8,059,524
Interest-bearing deposits in other banks	1,119,556	514,654
Federal funds sold	—	11,350,000
Total cash and cash equivalents	15,130,136	19,924,178
Securities available for sale, at fair value	100,619,437	74,387,100
Federal Home Loan Bank stock, restricted, at cost	3,670,200	3,153,000
Loans held for sale	1,291,352	679,427
Loans, net of unearned income	792,883,664	697,145,715
Less - allowance for loan losses	(11,671,534)	(8,878,795)
Loans, net	781,212,130	688,266,920
Bank premises and equipment, net	31,049,394	27,899,376
Accrued interest receivable	6,342,138	7,239,571
Cash surrender value of life insurance	12,465,228	4,442,044
Goodwill and other intangible assets, net of amortization	22,444,667	22,806,983
Other real estate owned	10,196,165	758,787
Other assets	7,320,743	2,921,678
Total Assets	$991,741,590	$852,479,064

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$48,482,128	$46,075,374
Money market and NOW accounts	141,224,574	111,029,210
Savings	7,972,230	7,808,443
Time deposits	638,772,511	540,318,896
Total deposits	836,451,443	705,231,923
Federal Home Loan Bank advances	47,500,000	40,500,000
Subordinated debentures	1,400,000	—
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	5,487,499	5,446,473
Accrued expenses and other liabilities	1,630,080	1,908,156
Total liabilities	902,779,022	763,396,552
Commitments
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,211,780 in 2008 and 4,151,780 in 2007	21,058,900	20,758,900
Additional paid-in capital	53,546,955	53,413,202
Retained earnings	13,588,966	14,606,121
Accumulated other comprehensive income	767,747	304,289
Total shareholders’ equity	88,962,568	89,082,512
Total Liabilities and Shareholders’ Equity	$991,741,590	$852,479,064

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$50,315,655	$55,254,000	$35,574,765
Interest on securities:
Taxable income	3,183,986	2,537,229	1,552,231
Non-taxable income	850,256	709,437	259,111
Income on federal funds sold	155,177	522,374	373,029
Other interest and dividend income	210,087	282,658	114,556
Total interest and dividend income	54,715,161	59,305,698	37,873,692
Interest Expense:
Deposits	29,016,664	28,986,170	17,038,874
FHLB borrowings and other interest expense	1,335,859	1,666,666	1,117,319
Federal funds purchased	60,841	78,773	72,321
Junior subordinated debentures	552,864	781,681	744,289
Total interest expense	30,966,228	31,513,290	18,972,803

Net interest income	23,748,933	27,792,408	18,900,889
Provision for loan losses	7,443,000	665,000	1,670,997
Net interest income after provision for loan losses	16,305,933	27,127,408	17,229,892
Noninterest Income:
Service charges on deposit accounts	1,754,187	1,414,764	494,116
Other service charges, commissions and fees	476,751	369,746	104,392
Gain (loss) on sale and impairment of other assets	(392,369)	97,004	(9,907)
Loss on sales, calls and impairment write-down of investment securities, net	(1,076,407)	(42,680)	(9,753)
Mortgage origination income	817,378	929,077	666,443
Other income	1,151,384	588,418	438,551
Total noninterest income	2,730,924	3,356,329	1,683,842
Noninterest Expense:
Salaries	9,210,779	7,436,041	3,911,117
Employee benefits	2,238,014	2,327,469	1,407,670
Occupancy expense	1,915,508	1,475,661	756,081
Equipment rental and depreciation of equipment	1,128,207	862,228	439,567
Data processing	645,704	769,109	283,312
Other expenses	6,202,206	5,722,672	3,302,138
Total noninterest expense	21,340,418	18,593,180	10,099,885

Earnings (loss) before income taxes	(2,303,561)	11,890,557	8,813,849
Income tax benefit (expense)	1,660,067	(4,146,682)	(2,849,720)
Net earnings (loss)	$(643,494)	$7,743,875	$5,964,129
Earnings (loss) per share:
Basic	$(0.15)	$1.89	$1.97
Diluted	$(0.15)	$1.75	$1.77
Dividends declared per share	$0.09	$—	$—

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2005	2,604,052	$13,020,260	$12,047,356	$898,117	$(579,434)	$25,386,299
Net earnings	—	—	—	5,964,129	—	5,964,129
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	127,720	127,720
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	(34,187)	(34,187)
Issuance of common stock for acquisition of Sapelo	305,695	1,528,475	8,470,808	—	—	9,999,283
Issuance of common stock in connection with stock offering, net of issuance cost of $211,312	700,000	3,500,000	17,288,688	—	—	20,788,688
Balance, December 31, 2006	3,609,747	18,048,735	37,806,852	6,862,246	(485,901)	62,231,932
Net earnings	—	—	—	7,743,875	—	7,743,875
Change in unrealized loss/gain on securities available for sale, net of tax effect	—	—	—	—	714,643	714,643
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	75,547	75,547
Issuance of common stock for acquisition of First Community Bank, net of issuance cost of $87,726	542,033	2,710,165	15,582,414	—	—	18,292,579
Stock-based compensation	—	—	23,936	—	—	23,936
Balance, December 31, 2007	4,151,780	20,758,900	53,413,202	14,606,121	304,289	89,082,512
Net loss	—	—	—	(643,494)	—	(643,494)
Change in unrealized loss/gain on securities available for sale, net of tax effect	—	—	—	—	463,458	463,458
Exercise of stock warrants	60,000	300,000	100,000	—	—	400,000
Payment for fractional shares	—	—	(1,379)	—	—	(1,379)
Cash dividends paid, $0.09 per share	—	—	—	(373,661)	—	(373,661)
Stock-based compensation	—	—	35,132	—	—	35,132
Balance, December 31, 2008	4,211,780	$21,058,900	$53,546,955	$13,588,966	$767,747	$88,962,568

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
Net earnings (loss)	$(643,494)	$7,743,875	$5,964,129
Other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale	(374,198)	1,040,112	183,762
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges	—	114,465	(51,798)
Reclassification adjustment for losses on investments available for sale realized in net earnings	1,076,407	42,680	9,753
Total other comprehensive income, before tax	702,209	1,197,257	141,717
Income taxes related to other comprehensive income:
Unrealized holding (gains) losses on investment securities available for sale	127,227	(353,638)	(62,479)
Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges	—	(38,918)	17,611
Reclassification adjustment for losses on investments available for sale realized in net earnings	(365,978)	(14,511)	(3,316)
Total income taxes related to other comprehensive income	(238,751)	(407,067)	(48,184)
Total other comprehensive income, net of tax	463,458	790,190	93,533
Total comprehensive income (loss)	$(180,036)	$8,534,065	$6,057,662

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net earnings (loss)	$(643,494)	$7,743,875	$5,964,129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	7,443,000	665,000	1,670,997
Depreciation	1,451,050	1,091,928	544,564
Stock based compensation	35,132	23,936	—
Amortization and (accretion), net	361,444	229,491	23,387
(Gain) loss on sale and impairment of other assets	392,369	(97,004)	9,907
Loss on sales, calls and impairment write-down of investment securities	1,076,407	42,680	9,753
Deferred income tax benefit	(2,234,976)	(171,916)	(480,991)
Earnings on cash surrender value of life insurance	(523,184)	(177,649)	(163,732)
Changes in assets and liabilities, net of effects of purchase acquisitions in 2007 and 2006:
Loans held for sale	(611,925)	852,666	(305,740)
Changes in accrued income and other assets	(1,144,146)	176,058	(1,749,759)
Changes in accrued expenses and other liabilities	(475,801)	1,829,371	262,640
Net cash provided by operating activities	5,125,876	12,208,436	5,785,155
Cash Flows from Investing Activities, net of effects of purchase acquisitions in 2007 and 2006:
Net change in loans to customers	(110,900,838)	(116,320,020)	(149,829,754)
Purchase of available for sale securities	(55,242,800)	(16,128,075)	(26,048,895)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	28,607,035	12,285,967	4,963,659
Proceeds from sales of other investments	1,179,000	—	145,550
Purchase of other investments	(1,946,200)	(553,900)	(790,000)
Cash received from Sapelo, net of cash paid of $406,828	—	—	20,400,914
Cash paid to Sapelo shareholders	—	(5,322,492)	—
Cash received from First Community, net of cash paid of $235,034	—	5,546,200	—
Purchase of Florida Bank Charter	—	(1,093,878)	—
Property and equipment expenditures	(4,678,159)	(9,373,440)	(4,495,113)
Purchase of cash surrender value of life insurance	(7,500,000)	—	—
Proceeds from sales of assets	917,564	331,205	11,760
Net cash used in investing activities	(149,564,398)	(130,628,433)	(155,641,879)
Cash Flows from Financing Activities, net of effects of purchase acquisitions in 2007 and 2006:
Net change in deposits	131,219,520	89,720,424	155,407,119
Change in federal funds purchased	—	—	(1,210,000)
Advances on FHLB borrowings	48,200,000	45,700,000	21,180,000
Payments on FHLB borrowings	(41,200,000)	(39,900,000)	(9,180,000)
Proceeds from subordinated debentures	1,400,000	—	—
Issuance costs of common stock	—	(87,726)	—
Proceeds from exercise of stock warrants	400,000	—	—
Proceeds from issuance of common stock, net of issuance cost of $211,312	—	—	20,788,688
Payment for fractional shares	(1,379)	—	—
Dividends paid	(373,661)	—	—
Net cash provided by financing activities	139,644,480	95,432,698	186,985,807
Net Increase (Decrease) in Cash and Cash Equivalents	(4,794,042)	(22,987,299)	37,129,083
Cash and Cash Equivalents, Beginning of Year	19,924,178	42,911,477	5,782,394
Cash and Cash Equivalents, End of Year	$15,130,136	$19,924,178	$42,911,477

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.               Reporting Entity — The consolidated financial statements of Atlantic Southern Financial Group, Inc. (the “Company”) include the financial statements of the Company and its wholly owned subsidiary, Atlantic Southern Bank (the “Bank”).  All intercompany accounts and transactions have been eliminated in consolidation.  The Company operates as a state chartered bank in nine banking locations in the middle Georgia markets of Macon and Warner Robins, five locations in the coastal markets of Savannah, Darien, and Brunswick, one location in the south Georgia market of Valdosta, Georgia and one location in the northeast Florida market of Jacksonville, Florida.

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

2.               Reclassifications — Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.  These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

7.               Loans Held For Sale - Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.  These loans are sold on a non-recourse basis.

8.    Allowance for Loan Losses - The allowance for loan losses is available to absorb losses inherent in the credit extension process.  The entire allowance is available to absorb losses related to the loan portfolio and other extensions of credit.  Credit exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.

The loan portfolio is reviewed periodically to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require the Bank to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

The allowance is composed of general allocations and specific allocations.  General allocations are determined by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the commercial loan portfolio.  Additionally, the general

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

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

9.               Other Real Estate - Other real estate includes real estate acquired through foreclosure.  Other real estate is carried at the lower of its recorded amount at the date of foreclosure or estimated fair value less costs to sell based on independent appraisals.  Any excess of carrying value of the related loan over the fair value of the real estate at date of foreclosure is charged against the allowance for loan losses.  Fair value is principally based on independent appraisals performed by local credentialed appraisers.  Any expense incurred in connection with holding such real estate or resulting from any writedowns subsequent to foreclosure is included in other noninterest expense.  At December 31, 2008 and 2007, the amount of other real estate was $10,196,165 and $758,787, respectively.

10.         Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation.  Depreciation is charged to operating expense over the estimated useful lives of the assets and is computed on the straight-line method.  Costs of major additions and improvements, including interest are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

11.         Goodwill and Other Intangible Assets — Goodwill, which represents the excess of cost over the fair value of net assets acquired of purchased companies, is tested for impairment at least annually, and when events or circumstances indicate that the carrying amount may not be recoverable.  The Company has established its annual impairment test date as December 31.  To test for goodwill impairment, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  The Company then compares the carrying value of each unit to its fair value to determine whether impairment exists.  During the fourth quarter of 2008, the Company engaged an independent business valuation firm to perform an assessment of the Company’s goodwill.  The firm used the income approach utilizing the discounted cash flow method to estimate the fair value of a reporting unit.  No impairment losses were identified or recorded as a result of the Company’s goodwill impairment analyses during the years ended December 31, 2008, 2007 and 2006.

Other intangible assets relate primarily to core deposit premiums, resulting from the valuation of core deposit intangibles acquired in business combinations or in the purchase of branch offices and customers relationships.  These identifiable intangible assets are amortized over the estimated useful lives of no more

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

than ten years.  Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered impaired, the amount of impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets based on the discounted expected future cash flows to be generated by the assets.  Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

 12.      Income Taxes — The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

The Company recognizes penalties related to income tax matters in income tax expense.

13.         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of other real estate, management obtains independent appraisals for significant properties.

The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

14.         Share-Based Payments — The Company sponsors a stock-based compensation plan which is described more fully in Note N.  The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), Share-Based Payment, on January 1, 2006.  SFAS No. 123 (R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS No. 123 (R) became effective for periods beginning after December 15, 2005.  The Company will recognize compensation expense for all awards granted after the effective date.  The Company granted 12,000 and 8,000 options during 2008 and 2007, respectively.  For awards granted before 2006, no future

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

compensation expense will be recognized based on the Company’s selection of the Minimum Value method to measure the fair value of the previous grants.

The Company recognized $35,132 and $23,936 of stock-based employee compensation expense during the years ended December 31, 2008 and 2007, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as required by SFAS No. 123 (R).  As of December 31, 2008, there was $114,962 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately five years.

The weighted average grant-date fair value of each option granted during 2008 and 2007 was $7.06 and $14.96, respectively.  The fair value of each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in 2008 and 2007:

	2008	2007
Dividend yield	0.80%	0.00%
Expected volatility	35.59%	21.58%
Risk-free interest rate	3.76%	4.75%
Expected term	7 years	7.5 years

15.         Earnings Per Common Share — Basic earnings per share represents income allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. No warrants or options have been included for 2008 as they are anti-dilutive in a loss year.  Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2008	2007	2006
Weighted average number of common shares outstanding	4,157,354	4,107,229	3,031,996
Effect of dilutive options, warrants, etc.	—	326,718	335,069
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	4,157,354	4,433,947	3,367,065

16.         Comprehensive Income — Other comprehensive income for the Company consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and the net of tax effect of changes in the fair value of cash flow hedges.

17.         Recent Accounting Pronouncements and Industry Events — In December 2007, FASB revised Statement No. 141 (revised 2007), Business Combinations.  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS No. 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS No. 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs as well the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period will be recorded as a component of the income tax expense, rather than goodwill.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

after December 15, 2008.  Because the provisions of SFAS No. 141(R) are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not anticipate the new accounting pronouncement to have a material effect on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  The Company does not anticipate the new accounting pronouncement to have a material effect on its financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  This FASB Staff Position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 provides guidance on (1) how an entity’s own assumption should be considered when measuring fair value when relevant observable inputs do not exist, (2) how available observable inputs in a market that is not active should be considered when measuring fair value and (3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  This FASB Staff Position is effective immediately.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities.  This FASB Staff Position amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The statement is effective for financial statements

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.  This FASB Staff Position amends the impairment guidance in EIFT Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and shall be applied prospectively.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

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

On January 31, 2007, the Company consummated an agreement to acquire all of the outstanding shares of First Community Bank for $18.4 million in Atlantic Southern common stock including certain acquisition costs totaling $235,034.  Under the terms of the merger agreement, the Company issued, and shareholders of First Community Bank were entitled to receive their pro rata portion of 542,033 shares of Atlantic Southern common stock.  First Community Bank was a community bank headquartered in Roberta, Georgia.  First Community Bank had total assets of $69.3 million, including total loans of $50 million and total investments of $11.9 million.  Additionally, First Community Bank had $58.6 million in deposits.  With the acquisition of First Community Bank, the Company was able to expand its presence in the middle Georgia area.  First Community Bank operated three full service banking offices in Crawford, Bibb and Peach counties of Georgia.  The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.9 million, none of which will be deductible for income tax purposes.  Operations of First Community Bank are included in the consolidated statements of earnings since its acquisition.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

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

C.            RESERVE REQUIREMENTS

At December 31, 2008 and 2007, the Federal Reserve Bank required that the Bank maintain reserve balances of $237,000 and $422,000, respectively.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

D.            INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent.  All investments as of December 31, 2008 and 2007 are classified as available for sale.  The following table reflects the amortized cost and estimated fair values of the investments:

	Amortized	Unrealized	Unrealized	Estimated
December 31, 2008	Cost	Gains	Losses	Fair Value
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$249,892	$1,701	$—	$251,593
U.S. government sponsored enterprises	17,051,518	709,477	—	17,760,995
State and political subdivisions	21,241,661	119,635	(1,063,228)	20,298,068
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	38,793,071	830,813	(1,063,228)	38,560,656
Mortgage backed securities	60,578,388	1,470,122	(12,465)	62,036,045
Equity Securities	84,725	—	(61,989)	22,736
Total	$99,456,184	$2,300,935	$(1,137,682)	$100,619,437

December 31, 2007
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$249,072	$4,600	$—	$253,672
U.S. government sponsored enterprises	27,106,152	400,155	(12,798)	27,493,509
State and political subdivisions	21,442,952	109,076	(206,500)	21,345,528
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	49,048,176	513,831	(219,298)	49,342,709
Mortgage backed securities	23,627,871	293,012	(76,422)	23,844,461
Equity Securities	1,250,009	17,520	(67,599)	1,199,930
Total	$73,926,056	$824,363	$(363,319)	$74,387,100

The amortized cost and fair values of pledged securities for public deposits were as follows:

	December 31,
	2008	2007
Amortized cost	$12,098,353	$14,486,587
Fair value	$12,106,428	$14,412,422

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2008, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed securities:
Due in one year or less	$5,596,152	$5,710,725
Due after one year through five years	7,351,312	7,685,496
Due after five years through ten years	10,830,071	10,770,192
Due after ten years	15,015,536	14,394,243
Total non-mortgage backed securities	$38,793,071	$38,560,656

The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date.  Security losses (or gains) are realized only in the event of dispositions prior to maturity.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	December 31, 2008
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$—	$—	$—	$—
State and political subdivisions	(1,038,539)	12,911,929	(24,689)	390,310
Total non-mortgage backed debt securities	(1,038,539)	12,911,929	(24,689)	390,310
Mortgage backed securities	(12,465)	2,644,664	—	—
Equity securities	(61,989)	22,736	—	—
Total	$(1,112,993)	$15,579,329	$(24,689)	$390,310

	December 31, 2007
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$—	$—	$(12,798)	$8,469,131
State and political subdivisions	(73,080)	3,725,567	(133,420)	6,339,712
Total non-mortgage backed debt securities	(73,080)	3,725,567	(146,218)	14,808,843
Mortgage backed securities	—	—	(76,422)	3,907,189
Equity securities	(67,599)	182,410	—	—
Total	$(140,679)	$3,907,977	$(222,640)	$18,716,032

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

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

At December 31, 2008, forty-five debt securities had unrealized losses with aggregate depreciation of 1.14% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The following summarizes securities sales activities for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Proceeds from sales	$16,840,164	$2,099,269	$491,415

Gross gains on sales	$114,437	$3,408	$—
Gross losses on sales	(25,560)	(46,088)	(9,753)

Net gains (losses) on sales of securities	$88,877	$(42,680)	$(9,753)

Income tax expense (benefit) attributable to sales	$30,218	$(14,511)	$(3,316)

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

E.            LOANS

The following is a summary of the loan portfolio by purpose code categories:

	December 31,
	2008	2007

Commercial	$70,187,322	$69,078,795
Real estate - commercial	310,458,490	259,069,607
Real estate - construction	314,404,689	292,151,616
Real estate - mortgage	89,101,838	67,898,171
Obligations of political subdivisions in the U.S.	346,882	289,765
Consumer	8,905,187	8,934,920
Total Loans	793,404,408	697,422,874
Less:
Unearned loan fees	(520,744)	(277,159)
Allowance for loan losses	(11,671,534)	(8,878,795)
Loans, net	$781,212,130	$688,266,920

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement. Impaired loans include loans which are not accruing interest and restructured loans which are accruing interest. The Company measures impairment of a loan on a loan-by-loan basis. Non-accrual loans are loans which collection of interest is not probable and all cash flows received are recorded as reduction in principal. Restructured loans have modified terms from the original contract that give the debtor a more manageable arrangement for meeting financial obligations under their current situation. Amounts of impaired loans that are not probable of collection are charged off immediately. Impaired loans and related amounts included in the allowance for loan losses at December 31, 2008 and 2007 are as follows:

	2008		2007
		Allowance		Allowance
	Balance	Amount	Balance	Amount
Impaired loans with related allowance	$15,568,120	$1,380,940	$963,635	$302,318
Impaired loans without related allowance	19,852,521	—	3,817,125	—

The average amount of impaired loans and the related interest income recognized during 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Average impaired loans	$6,453,498	$3,545,043	$213,241
Interest income recognized on nonaccrual loans	29,244	38,809	11,876

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

F.            ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses of the Bank is as follows:

	December 31,
	2008	2007	2006
Beginning Balance	$8,878,795	$7,258,371	$4,150,000
Add:
Provision for possible loan losses	7,443,000	665,000	1,670,997
Allowance from purchase acquisitions	—	1,640,142	1,600,583
Subtotal	16,321,795	9,563,513	7,421,580
Less:
Loans charged off	4,843,627	965,658	272,494
Recoveries on loans previously charged off	(193,366)	(280,940)	(109,285)
Net loans charged off	4,650,261	684,718	163,209
Balance, end of year	$11,671,534	$8,878,795	$7,258,371

G.            PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Bank:

		December 31,
	Useful Lives (Years)	2008	2007
Land		$7,220,200	$7,231,700
Banking house and improvements	8-40	16,955,893	16,146,510
Furniture and fixtures	5-10	7,035,928	6,029,955
Construction in progress		3,462,296	699,900
Automobiles	5	153,513	135,956
Total		34,827,830	30,244,021
Less - accumulated depreciation		(3,778,436)	(2,344,645)
Bank premises and equipment, net		$31,049,394	$27,899,376

Depreciation included in operating expenses amounted to $1,451,050, $1,091,928 and $544,564 in 2008, 2007 and 2006, respectively.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

H.           GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in goodwill for the years ended December 31, 2008 and 2007:

	2008	2007
Beginning Balance	$19,533,501	$8,493,604
Purchase adjustments	—	882
Goodwill acquired from First Community	—	9,945,137
Goodwill acquired from Florida bank charter	—	1,093,878
Ending Balance	$19,533,501	$19,533,501

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is required to be tested for impairment annually, or more frequently if events or circumstances indicate that there may be impairment. During the fourth quarter of 2008, the Company engaged an independent business valuation firm to perform an assessment of the Company’s goodwill. The firm used the income approach utilizing the discounted cash flow (DCF) method to estimate the fair value of a reporting unit.

Impairment is tested at the reporting unit (sub-segment) level involving two steps. Step 1 compares the fair value of the reporting unit to its carrying value. If the fair value is greater than carrying value, there is no indication of impairment. Step 2 is performed when the fair value determined in Step 1 is less than the carrying value. Step 2 involves a process similar to business combination accounting where fair values are assigned to all assets, liabilities, and intangibles. The result of Step 2 is the implied fair value of goodwill. If the Step 2 implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

In performing Step 1 of the goodwill impairment testing and measurement process, the estimated fair values of the reporting units with goodwill were developed using the DCF method. The results of this Step 1 process indicated no potential impairment in the reporting units. As a result of this evaluation, the Company concluded there was no impairment of its goodwill.

The Bank has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets are amortized over their estimated useful lives of no more than ten years.

A summary of core deposit intangible assets as of December 31, 2008 and 2007:

	2008	2007
Gross carrying amount	$3,623,161	$3,623,161
Less - accumulated amortization	(711,995)	(349,679)
Net carrying amount	$2,911,166	$3,273,482

Amortization expense on finite-lived intangible assets was $362,316 in 2008 and $349,679 in 2007. There was no amortization expense for these intangibles in 2006. Amortization expense for each of the years 2009 through 2013 is estimated below:

2009	$362,316
2010	362,316
2011	362,316
2012	362,316
2013	362,316

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

I.                DEPOSITS

The aggregate amount of time deposits exceeding $100,000 at December 31, 2008 and 2007 excluding time deposits obtained through the efforts of third parties (internet and brokered) was $125,054,408 and $129,691,632, respectively.

The scheduled maturities of time deposits at December 31, 2008 are as follows:

2009	$449,219,681
2010	145,141,562
2011	41,068,004
2012	1,217,973
2013	409,291
Thereafter	1,716,000
Total time deposits	$638,772,511

The Bank held $386,649,733 and $283,303,481 in time deposits obtained through the efforts of third parties (internet and brokered) at December 31, 2008 and 2007, respectively. The daily average balance of these time deposits totaled $362 million in 2008 as compared to $260 million in 2007. The weighted average rates paid during 2008 and 2007 were 4.23% and 5.24%, respectively. The weighted average interest rate on the time deposits at December 31, 2008 and 2007 was 3.63% and 4.90%, respectively. The deposits outstanding at December 31, 2008 mature as follows:

2009	$217,404,741
2010	127,988,393
2011	39,403,359
2012	—
2013	137,240
Thereafter	1,716,000
Total time deposits obtained through third parties (internet and brokered)	$386,649,733

Brokerage fees that the Bank has paid related to the brokered time deposits are capitalized and amortized to deposit interest expense over the term of the deposits using the straight-line method which approximates the effective yield method. The total amount of brokerage fees amortized to interest expense for deposits amounted to $677,421, $546,740 and $521,002 in 2008, 2007 and 2006, respectively.

J.               BORROWINGS

From time to time, short-term borrowings in the form of Federal funds purchased are used to meet liquidity needs. The Bank’s available Federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	December 31,
	2008	2007
Federal funds purchased lines available	$31,000,000	$25,000,000
Federal funds purchased outstanding	—	—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) at December 31, 2008 as follows:

Interest Rate	Due Date	Outstanding
Fixed Rate at 2.80%	February 23, 2009	$5,200,000
Daily Rate, current rate 0.46%	October 23, 2009	17,000,000
Fixed Rate at 4.00%	November 27, 2009	6,300,000
Fixed Rate at 4.05%	December 18, 2009	5,000,000
Fixed Rate at 2.68%	January 24, 2011	6,000,000
Fixed Rate at 2.84%	March 3, 2011	6,000,000
Fixed Rate at 5.68%	May 24, 2013	1,000,000
Fixed Rate at 5.69%	June 9, 2016	1,000,000
Total		$47,500,000

The Bank had advances from the FHLB at December 31, 2007 as follows:

Interest Rate	Due Date	Outstanding
Three month Libor plus fifty-two basis points, current rate 3.75%	July 7, 2008	$6,000,000
Daily Rate, current rate 4.40%	June 30, 2008	1,000,000
Three month Libor, current rate 4.93%	February 20, 2008	5,200,000
Three month Libor, current rate 5.13%	January 23, 2008	6,000,000
Fixed Rate at 5.08%	March 3, 2008	6,000,000
Three month Libor, current rate 5.32%	April 21, 2008	3,000,000
Fixed Rate at 4.05%	December 18, 2009	5,000,000
Fixed Rate at 4.00%	November 27, 2009	6,300,000
Fixed Rate at 5.68%	May 24, 2013	1,000,000
Fixed Rate at 5.69%	June 9, 2016	1,000,000
Total		$40,500,000

Stock in the FHLB with a carrying value of $3,670,200 at December 31, 2008 and a blanket lien on residential, multifamily and commercial loans with a carrying value of approximately $104,177,000 collateralize the current advances. The Bank is required to maintain a minimum investment in FHLB stock of the lesser of 0.2% of total assets or $25,000,000, plus 4.5% of total advances while the advance agreement is in effect.

K.            SUBORDINATED DEBENTURES

On September 30, 2008 and on December 31, 2008, the Bank issued an aggregate of $1,400,000 in fixed rate subordinated debentures, which will mature on September 30, 2018 (the “debentures”), to several bank directors and several private investors. Interest on the debentures is fixed at 12% per annum. The interest will be payable semiannually in arrears on June 30 and December 31 of each year. The Bank may redeem all or some of the debentures at any time beginning on September 30, 2013 at a price equal to 100% of the principal amount of such debentures redeemed plus accrued, but unpaid, interest to the redemption date. Payment of the principal on the debentures may be accelerated by holders of the debentures only in the case of the Bank’s insolvency or liquidation. There is no right of acceleration in the case of default in payment of principal or interest on the debentures. The proceeds will be used to help the Bank remain well capitalized under the federal prompt corrective action guidelines. The subordinated debentures qualify as Tier II capital (with certain limitations applicable) under risk-based capital guidelines.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

L.             JUNIOR SUBORDINATED DEBENTURES

On April 28, 2005, New Southern Statutory Trust I (“NST”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of NST are the junior subordinated debentures of the Company and payments there under. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of NST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable semi-annually at the annual rate of three month LIBOR plus 205 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2008 and 2007, the outstanding principal balance of the junior subordinated debentures was $10,310,000.

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

M.         INCOME TAXES

The income tax benefit (expense) consists of the following:

	Years Ended December 31
	2008	2007	2006
Current tax expense	$(574,909)	$(4,318,598)	$(3,330,711)
Deferred tax benefit	2,234,976	171,916	480,991
Income tax benefit (expense)	$1,660,067	$(4,146,682)	$(2,849,720)

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate (34% in 2008, 35% in 2007, and 34% in 2006) are as follows:

	Years Ended December 31
	2008	2007	2006
Tax on pretax (income) loss at statutory rate	$783,211	$(4,161,695)	$(2,996,708)
State income taxes, net of federal benefit	342,673	(327,750)	(277,850)
Income tax credits	—	—	160,799
Non-deductible expenses	(59,749)	(60,285)	(52,809)
Tax-exempt interest income	298,244	254,433	88,098
Life insurance income	180,783	65,164	58,570
Other	114,905	83,451	170,180
Total	$1,660,067	$(4,146,682)	$(2,849,720)

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets (liabilities) are as follows:

	December 31,
	2008	2007	2006
Deferred Income Tax Assets:
Unrealized losses on securities available for sale	$—	$—	$250,311
Allowance for loan losses	4,367,128	3,289,991	2,692,919
Deferred compensation	364,779	254,099	107,937
Impairment loss on preferred stock	442,342	—	—
Other real estate	701,201	—	—
Other	187,421	—	8,298
Total deferred tax assets	6,062,871	3,544,090	3,059,465
Deferred Income Tax Liabilities:
Bank premises and equipment	(1,796,799)	(1,540,125)	(1,270,874)
Core deposit intangible	(1,105,079)	(1,246,244)	(800,535)
Unrealized gains on securities available for sale	(395,506)	(157,366)	—
Other	(195,046)	(26,750)	—
Total deferred tax liabilities	(3,492,430)	(2,970,485)	(2,071,409)
Net deferred tax asset	$2,570,441	$573,605	$988,056

N.            EMPLOYEE BENEFIT PLANS

Defined Contribution Plan - The Bank has a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements.  Matching contributions to the plan are at the discretion of the Board of Directors.  The Company’s matching contributions related to the plan totaled approximately $178,000, $151,000 and $94,000 in 2008, 2007 and 2006, respectively.

Officer and Organizer Stock Option Plan – The Company has a stock incentive plan which provides incentive stock options of up to 180,000 shares to be made available to officers of the Company.  Subject to vesting requirements, the stock options became exercisable beginning December 10, 2001 and expire on the tenth anniversary of the grant date, subject to continued employment of the officers.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

In addition, the Company granted stock warrants to its organizers to purchase an aggregate of 324,000 shares of the Company’s common stock.  The warrants were offered to the organizers to encourage their substantial long-term investment in the Company. The organizers’ rights under the warrants vest in annual one-third increments over a period of three years, beginning on the first anniversary of the date the Company first issued its common stock and will be exercisable after the vesting date at an exercise price of $6.67 per share.  As of December 31, 2008, all of the warrants were fully vested.  The warrants will expire ten years after they were issued.  The organizer warrants are not transferable.

During the fourth quarter of 2008, 60,000 warrants were exercised for total proceeds of $400,000.  The exercise price of the warrants was $6.67 per share.  The Company used the proceeds to inject capital into the Bank.  The Company has 264,000 warrants remaining at December 31, 2008 that are exercisable with an exercise price of $6.67 per share.

A summary of the status of the Company’s stock option plan is presented below:

	December 31,
	2008			2007			2006
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value	Shares	Price	Value

Outstanding at beginning of year	113,000	$9.24		105,000	$7.40		105,000	$7.40
Granted	12,000	16.54		8,000	33.35		—	—
Exercised	—	—		—	—		—	—
Forfeited	(2,000)	33.35		—	—		—	—
Outstanding at end of year	123,000	$9.56	$—	113,000	$9.24	$1,217,543	105,000	$7.40	$2,740,043
Options exercisable at year-end	102,579	$7.68	$—	100,170	$7.37	$1,165,185	89,286	$7.30	$2,339,615

Salary Continuation Plan - During the fourth quarter of 2005, the Bank established a Salary Continuation Agreement for its President and certain senior officers.  Each agreement with the senior officers has different requirements in regard to service requirements and how the benefit payable is determined.  Each senior officer, except the Chief Banking Officer, will be entitled to annual benefits of 30% to 40% of the final annual base salary that will be paid out in equal monthly installments upon reaching the retirement age ranging from the age of 50 to 65.  For the Chief Banking Officer, he will be entitled to an annual benefit of $36,000 for twelve years upon his retirement after reaching age 67.  As of December 31, 2008, the present value of the accumulated benefit, using the Accounting Principles Board No. 12 method and a 7% discount rate, is $758,987.  Under this plan, the Bank expensed approximately $342,419, $234,484 and $161,698 for 2008, 2007 and 2006, respectively.

The Bank is the owner and beneficiary of life insurance policies purchased during the second quarter of 2005 and during the first quarter of 2008 on the lives of the President and certain key officers.  The Bank intends to use these policies to fund the Salary Continuation Plan described above.  The carrying value of the policies was $12,465,228 at December 31, 2008 as compared to $4,442,044 at December 31, 2007. The Bank accrued income of $523,183, $177,649 and $163,732 for 2008, 2007 and 2006, respectively, for the increase in the cash surrender value of these policies.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

O.            LIMITATION ON DIVIDENDS

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

The Department of Banking and Finance requires prior approval for a Bank to pay dividends in excess of 50% of the preceding year’s earnings.  Based on this limitation, the Bank is not permitted to pay cash dividends in 2009.

P.             COMMITMENTS

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

The Bank does require collateral or other security to support financial instruments with credit risk.

	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$84,681,000	$88,792,000
Standby letters of credit	5,453,000	4,475,000
Total	$90,134,000	$93,267,000

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

YEAR ENDED DECEMBER 31, 2008

within one year of the original commitment date.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Q.            RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors.  These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of activity during 2008 with respect to such loans to these individuals:

Balances at beginning of year	$27,331,484
New loans	25,710,133
Repayments	(13,037,030)
Balances at end of year	$40,004,587

The Bank also had deposits from these related parties of approximately $10,727,000 at December 31, 2008 and approximately $8,252,000 at December 31, 2007.

One of the directors of the Company owns a construction company that was building one branch in 2008, built one branch and finished remodeling another branch in 2007.  As of December 31, 2008, the Bank had a contract with the construction company for approximately $1.6 million for the building of a new branch.  The Bank still has a commitment of approximately $359 thousand for the completion of the new branch.  The Bank paid approximately $1.1 million in 2008 for the construction of a new branch and $1.5 million and $864 thousand in 2007 and 2006, respectively, for both the construction of a new branch and the remodeling of another branch.  In the opinion of management, all of the transactions entered into by the Bank with related parties do not present unfavorable features to the Company or its subsidiary.

R.            DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

Interest and Income Taxes – Cash paid for interest and income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
Interest on deposits and borrowings	$30,925,202	$29,488,784	$17,419,304
Income taxes, net	$1,520,000	$4,491,000	$3,758,000

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

Other Non-Cash Transactions – Other non-cash transactions relating to investing and financing activities were as follows:

	Years Ended December 31,
	2008	2007	2006
Changes in unrealized gain/loss on investments, net of tax effect	$463,458	$714,643	$127,720
Changes in fair value of derivative for cash flow hedges, net of tax effect	$—	$75,547	$(34,187)
Transfer of loans to other real estate and other assets	$10,542,730	$1,676,776	$—

The non-cash investing activities associated with the acquisition of Sapelo and First Community Bank are presented in Note B.

S.              CREDIT RISK CONCENTRATION

The Bank grants residential and commercial real estate loans and extensions of credit to individuals and a variety of businesses and corporations primarily located in its general trade area and surrounding counties of Bibb, Houston, Effingham, Chatham, Lowndes, McIntosh and Glynn Counties, Georgia and in Duval County, Florida and surrounding counties.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Commercial and standby letters of credit were granted primarily to commercial borrowers.  The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.  However, the Bank does have concentrations, as defined by bank regulatory authorities, in construction and land development lending.  As of December 31, 2008, the Bank’s two largest credit relationships consisted of loans and loan commitments with an aggregate total credit exposure of $41.7 million, including $665 thousand in unfunded commitments, and $41.0 million in balances outstanding.  Both of these customers were underwritten in accordance with the Bank’s credit quality standards and structured to minimize potential exposure to loss.

The Bank maintains its cash balances in various financial institutions.  Noninterest-bearing accounts at each institution are fully secured by the Federal Deposit Insurance Corporation (FDIC).  Interest-bearing accounts at each institution are secured by the FDIC up to $250,000 except the Federal Home Loan Bank (FHLB) of Atlanta which is not insured by the FDIC.  At December 31, 2008, the Bank had no uninsured balances at any institution insured by the FDIC.  The Bank had $1,119,556 in uninsured cash balances at the FHLB of Atlanta at December 31, 2008.

T.             FAIR VALUE MEASUREMENTS AND DISCLOSURES

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and derivative instruments are recorded at fair value on a recurring basis.  From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

write-downs of individual assets.  Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Cash and Cash Equivalents – For disclosure purposes for cash, due from banks, federal funds sold and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale - Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Federal Home Loan Bank Stock – For disclosure purposes, for Federal Home Loan Bank Stock, the carrying value is a reasonable estimate of fair value.

Loans and Loans Held for Sale - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”).  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  The estimated value of loans held for sale, classified within Level 2, is approximated by the carrying value, given the

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

short-term nature of the loans and similarity to what secondary markets are currently offering for portfolios of loans with similar characteristics.

For disclosure purposes, the fair value of fixed rate loans which are not considered impaired, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

Cash Surrender Value of Life Insurance – For disclosure purposes, for cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

Foreclosed Assets - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the foreclosed asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets - Goodwill and identified intangible assets are subject to impairment testing.  A current market valuation method is used to analyze the carrying value of goodwill for impairment.  This valuation method estimates the fair value of the Bank based on the price that would be received to sell the Bank as a whole in an orderly transaction between market participants at the measurement date.  This valuation method requires a significant degree of management judgment.  In the event the valuation value for the Bank is less than the carrying value of goodwill, the asset amount is recorded at fair value as determined by the valuation model.  As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Deposit Liabilities – For disclosure purposes, the fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances – For disclosure purposes, the fair value of the Bank’s fixed rate borrowings is estimated using discounted cash flows, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.  For variable rate borrowings, the carrying amount is a reasonable estimate of fair value.

Junior Subordinated Debentures – For disclosure purposes, for junior subordinated debentures, the carrying value is a reasonable estimate of fair value.

Subordinated Debentures – For disclosure purposes, for junior subordinated debentures, the carrying value is a reasonable estimate of fair value.

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

	As of December 31,
	2008
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$100,619,437	$1,562,283	$98,807,154	$250,000

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

	As of December 31,
	2008
	Total	Level 1	Level 2	Level 3

Loans	$34,039,701	$—	$34,039,701	$—
Loans held for sale	1,291,352	—	1,291,352	—
Other real estate owned	10,196,165	—	10,196,165	—

Total assets at fair value	$45,527,218	$—	$45,527,218	$—

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2008 and 2007 are as follows:

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,130,136	$15,130,136	$19,924,178	$19,924,178
Securities available for sale	100,619,437	100,619,437	74,387,100	74,387,100
Federal Home Loan Bank Stock	3,670,200	3,670,200	3,153,000	3,153,000
Loans held for sale	1,291,352	1,291,352	679,427	679,427
Loans, net	781,212,130	783,884,588	688,266,920	689,788,839
Other real estate owned	10,196,165	10,196,165	758,787	758,787
Cash surrender value of life insurance	12,465,228	12,465,228	4,442,044	4,442,044
Liabilities:
Deposits	836,451,443	838,965,232	705,231,923	707,517,351
FHLB borrowings	47,500,000	48,403,420	40,500,000	40,704,777
Subordinated debentures	1,400,000	1,400,000	—	—
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement elements.  These estimates are subjective in nature and involve

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the fair value of assets and liabilities that are not required to be recorded or disclosed at fair value like the mortgage banking operation, brokerage network and premises and equipment.

U.            REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.  As of December 31, 2008, the most recent notification from the bank regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

In February and March, 2009, the Bank underwent a customary periodic regulatory examination performed by its state and federal bank regulators.  The final examination report is not expected to be issued by the regulatory bodies until the second quarter of 2009.  Based on preliminary communications between Bank management and the regulators, the Bank could be expected to enter into a program of corrective action.  If a program of corrective action is determined by the regulators, management intends to fully and timely comply with all provisions.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,583,000	10.47%	$66,921,108	>	8.0%	N/A		N/A
Bank	86,181,000	10.33%	66,742,304	>	8.0%	$83,427,880	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,709,000	9.05%	$33,462,541	>	4.0%	N/A		N/A
Bank	74,332,000	8.91%	33,370,146	>	4.0%	$50,055,219	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,709,000	7.84%	$38,627,041	>	4.0%	N/A		N/A
Bank	74,332,000	7.71%	38,563,943	>	4.0%	$48,204,929	>	5.0%

December 31, 2007

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,800,000	11.62%	$58,382,100	>	8.0%	N/A		N/A
Bank	82,541,000	11.32%	58,332,862	>	8.0%	$72,916,078	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,921,000	10.40%	$29,200,385	>	4.0%	N/A		N/A
Bank	73,662,000	10.11%	29,144,214	>	4.0%	$43,716,320	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,921,000	9.34%	$32,514,347	>	4.0%	N/A		N/A
Bank	73,662,000	9.08%	32,450,220	>	4.0%	$40,562,775	>	5.0%

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

W.         UNAUDITED QUARTERLY DATA

The supplemental quarterly financial data for the years ended December 31, 2008 and 2007 is summarized as follows:

Unaudited Quarterly Data

	Year Ended December 31, 2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$13,083,815	$13,727,652	$13,477,725	$14,425,969
Interest expense	(7,599,350)	(7,706,392)	(7,511,928)	(8,148,558)
Net interest income	5,484,465	6,021,260	5,965,797	6,277,411
Provision for loan losses	(5,188,000)	(907,000)	(946,000)	(402,000)
Net earnings (loss)	(2,194,611)	(346,875)	708,276	1,189,716
Net earnings (loss) per share - basic	$(0.53)	$(0.08)	$0.17	$0.29
Net earnings (loss) per share - diluted	$(0.53)	$(0.08)	$0.17	$0.29

	Year Ended December 31, 2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$15,333,359	$15,300,208	$14,806,161	$13,865,970
Interest expense	(8,400,683)	(8,159,415)	(7,741,613)	(7,211,579)
Net interest income	6,932,676	7,140,793	7,064,548	6,654,391
Provision for loan losses	(25,000)	(48,000)	(148,000)	(444,000)
Net earnings	1,741,522	2,060,873	2,058,222	1,883,258
Net earnings per share - basic	$0.42	$0.50	$0.50	$0.47
Net earnings per share - diluted	$0.39	$0.46	$0.46	$0.44

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

X.            CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Condensed parent company financial information on Atlantic Southern Financial Group, Inc. is as follows:

CONDENSED BALANCE SHEETS

	As of December 31,
	2008	2007
Assets
Cash	$1,025,446	$1,834,031
Investment in subsidiary, at equity in underlying net assets	97,586,080	96,824,408
Other investments	644,419	423,363
Other assets	1,369,400	590,078
Total Assets	$100,625,345	$99,671,880
Liabilities
Junior subordinated debentures	$10,310,000	$10,310,000
Other accrued expenses and accrued liabilities	1,352,777	279,368
Total Liabilities	11,662,777	10,589,368
Shareholders’ Equity
Preferred stock, authorized 2,000,000 shares, no outstanding shares	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,211,780 in 2008 and 4,151,780 in 2007	21,058,900	20,758,900
Additional paid-in capital	53,546,955	53,413,202
Retained earnings	13,588,966	14,606,121
Accumulated other comprehensive income	767,747	304,289
Total shareholders’ equity	88,962,568	89,082,512
Total Liabilities and Shareholders’ Equity	$100,625,345	$99,671,880

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2008	2007	2006
Revenues
Dividend Income	$16,915	$23,676	$7,822,260
Operating Expenses
Interest Expense	552,864	781,681	744,289
Other	273,363	236,020	183,242
Total operating expenses	826,227	1,017,701	927,531
Earnings (loss) before taxes and equity in undistributed earnings of subsidiary	(809,312)	(994,025)	6,894,729
Income tax benefit	302,736	396,965	512,620
Earnings (loss) before equity in undistributed earnings of subsidiary	(506,576)	(597,060)	7,407,349
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiary	(136,918)	8,340,935	(1,443,220)
Net earnings (loss)	$(643,494)	$7,743,875	$5,964,129

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net earnings (loss)	$(643,494)	$7,743,875	$5,964,129
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Distributions in excess of earnings (equity in undistributed earnings) of subsidiary	136,918	(8,340,935)	1,443,220
Amortization of other investments	28,944	31,356	—
Change in dividend receivable from subsidiary bank	—	7,500,000	(7,500,000)
Changes in accrued income and other assets	(779,322)	143,878	(663,207)
Changes in accrued expenses and other liabilities	1,073,409	252,247	497,048
Net cash (used in) provided by operating activities	(183,545)	7,330,421	(258,810)
Cash flows from investing activities
Capital injection to subsidiary	(400,000)	—	(20,000,000)
Cash paid for Sapelo	—	—	(406,828)
Cash paid to Sapelo shareholders	—	(5,322,492)	—
Cash paid for First Community Bank	—	(157,628)	—
Purchase of other investments	(250,000)	—	(144,719)
Net cash used in investing activities	(650,000)	(5,480,120)	(20,551,547)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost of $211,312	—	—	20,788,688
Payment for issuance of common stock	—	(87,726)	—
Proceeds from exercise of stock warrants	400,000	—	—
Dividends paid	(373,661)	—	—
Payment for fractional shares	(1,379)	—	—
Net cash (used in) provided by financing activities	24,960	(87,726)	20,788,688
Net increase (decrease) in cash and cash equivalents	(808,585)	1,762,575	(21,669)
Cash and cash equivalents at beginning of year	1,834,031	71,456	93,125
Cash and cash equivalents at end of year	$1,025,446	$1,834,031	$71,456

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding our Change in Accountants is set forth in the Current Report filed by Atlantic Southern on Form 8-K on March 15, 2006, and is incorporated herein by reference.

Item 9A(T).          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Atlantic Southern Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no significant changes in internal controls subsequent to the date on which management carried out its evaluation, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

Item 9B.         Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that has not been reported.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers is set forth in the Definitive Proxy Statement for the 2009 Annual Shareholders Meeting, under the captions “Election of Directors — Information about the Board of Directors and its Committees and — Executive Officers,” and is herein incorporated by reference.

Information regarding our Section 16(a) beneficial ownership reporting compliance is set forth in the Definitive Proxy Statement for the 2009 Annual Shareholders Meeting, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is herein incorporated by reference.

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

Item 11.                            Executive Compensation

Information regarding executive compensation is set forth in the Definitive Proxy Statement for the 2009 Annual Shareholders Meeting, under the caption “Executive Compensation,” and is herein incorporated by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership is set forth in the Definitive Proxy Statement for the 2009 Annual Shareholders Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and is herein incorporated by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance.  Our only equity compensation plan is the 2007 Stock Incentive Plan, which is an amendment and restatement of our 2001 Stock Incentive Plan that was adopted by an affirmative vote of our shareholders at the 2007 annual meeting.  All data is presented as of December 31, 2008, and does not include organizers’ warrants.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	123,000	$9.56	57,000

Equity compensation plans not approved by security holders	—	—	—

Total	123,000	$9.56	57,000

Item 13.         Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth in the Definitive Proxy Statement for the 2009 Annual Shareholders Meeting under the caption “Certain Relationships and Related Transactions and Director Independence,” and is herein incorporated by reference.

Item 14.         Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the Definitive Proxy Statement for the 2009 Annual Shareholders Meeting under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

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

(a)          (3)                                  Exhibits Required by Item 601.  The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Articles of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Indenture between the Registrant and Wilmington Trust Company (the Trustee”), dated as of April 28, 2005. (3)

4.2	Guarantee Agreement between the Registrant and the Trustee, dated as of April 28, 2005. (3)

4.3	Amended and Restated Declaration of Trust among the Registrant, the Trustee and certain Administrative Trustees, dated as of April 28, 2005. (3)

4.4	Form of Atlantic Southern Bank Fixed Rate Subordinated Debenture. (6)

10.1*	Employment Agreement dated September 5, 2008, between Atlantic Southern Bank, and Mark A. Stevens.

10.2*	Employment Agreement dated September 5, 2008, between Atlantic Southern Bank, and Carol Soto.

10.3*	Employment Agreement dated September 5, 2008, between Atlantic Southern Bank, and Gary Hall.

10.4*	Executive Bonus Agreement dated January 1, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Brandon L. Mercer. (2)

10.5*	First Amendment to the Atlantic Southern Bank Executive Bonus Agreement dated December 29, 2008, between Atlantic Southern Bank and Brandon L. Mercer

10.6*	2007 Stock Incentive Plan. (4)

10.7*	Form of Organizer’s Warrant Agreement. (2)

10.8*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Mark Stevens.(5)

10.9*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Gary Hall. (5)

10.10*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Carol Soto. (5)

10.11*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Brandon Mercer. (5)

21.1	Subsidiaries of the Registrant. (2)

23.1	Consent of Porter Keadle Moore, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

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

(6)                                  Incorporated by reference to Atlantic Southern’s Quarterly Report on Form 10-Q dated November 7, 2008 File No. 001-33395

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
Mark A. Stevens
President and Chief Executive Officer

DATE: March 30, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2009.

Signature	Title

/s/ Mark A. Stevens	President, Chief Executive Officer
Mark A. Stevens	and Director (Principal Executive Officer)

/s/ Carol W. Soto	Chief Financial Officer
Carol W. Soto	(Principal Financial and Accounting Officer)

/s/ William A. Fickling, III
William A. Fickling, III	Chairman of the Board

Raymond Odell Ballard, Jr.	Director

Peter R. Cates	Director

/s/ Carolyn Crayton
Carolyn Crayton	Director

/s/ James Douglas Dunwody
James Douglas Dunwody	Director

Michael C. Griffin	Director

Carl E. Hofstadter	Director

Signature	Title

/s/ Dr. Laudis H. Lanford
Dr. Laudis H. Lanford	Director

/s/ J. Russell Lipford, Jr.
J. Russell Lipford, Jr.	Director

/s/ Thomas J. McMichael
Thomas J. McMichael	Director

/s/ Donald L. Moore
Donald L. Moore	Director

Tyler Rauls, Jr.	Director

Dr. Hugh F. Smisson, III	Director

George Waters, Jr.	Director