Form 10-Q
period 2009-03-31
Atlantic Southern Financial Group, Inc.
filed 2009-05-01
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes    ☒         No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐        No    ☐

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

Yes    ☐        No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $5 par value, 4,211,780 shares outstanding at May 1, 2009

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	As of
	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$82,143,365	$14,010,580
Interest-bearing deposits in other banks	358,217	1,119,556
Total cash and cash equivalents	82,501,582	15,130,136
Securities available for sale, at fair value	89,663,407	100,619,437
Federal Home Loan Bank stock, restricted, at cost	3,911,800	3,670,200
Loans held for sale	599,176	1,291,352
Loans, net of unearned income	794,178,453	792,883,664
Less - allowance for loan losses	(11,492,656)	(11,671,534)
Loans, net	782,685,797	781,212,130
Bank premises and equipment, net	31,969,645	31,049,394
Accrued interest receivable	5,998,272	6,342,138
Cash surrender value of life insurance	12,598,810	12,465,228
Goodwill and other intangible assets, net of amortization	22,354,088	22,444,667
Other real estate owned	12,129,784	10,196,165
Other assets	6,254,613	7,320,743
Total Assets	$1,050,666,974	$991,741,590

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$55,343,004	$48,482,128
Money market and NOW accounts	149,680,459	141,224,574
Savings	8,387,486	7,972,230
Time deposits	680,439,723	638,772,511
Total deposits	893,850,672	836,451,443
Federal Home Loan Bank advances	47,300,000	47,500,000
Subordinated debentures	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	5,898,548	5,487,499
Accrued expenses and other liabilities	1,694,892	1,630,080
Total liabilities	960,454,112	902,779,022
Commitments
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, $5 par value, authorized 10,000,000 shares, issued and outstanding 4,211,780 in 2009 and 2008	21,058,900	21,058,900
Additional paid-in capital	53,553,581	53,546,955
Retained earnings	14,330,719	13,588,966
Accumulated other comprehensive income	1,269,662	767,747
Total shareholders’ equity	90,212,862	88,962,568
Total Liabilities and Shareholders’ Equity	$1,050,666,974	$991,741,590

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$11,401,737	$13,429,239
Interest on securities:
Taxable income	974,247	637,022
Non-taxable income	166,732	200,272
Income on federal funds sold	—	80,553
Other interest and dividend income	4,158	78,883
Total interest and dividend income	12,546,874	14,425,969
Interest Expense:
Deposits	6,654,763	7,546,835
Junior subordinated debentures	101,387	176,094
Federal funds purchased	97	24,892
FHLB borrowings and other interest expense	393,385	400,737
Total interest expense	7,149,632	8,148,558

Net interest income	5,397,242	6,277,411
Provision for loan losses	350,000	402,000
Net interest income after provision for loan losses	5,047,242	5,875,411
Noninterest Income:
Service charges on deposit accounts	421,581	416,442
Other service charges, commissions and fees	112,591	109,883
Loss on sale of other assets	(62,935)	(13,650)
Gain on sales / calls of investment securities	220,428	31,840
Mortgage origination income	206,956	237,826
Other income	301,143	207,082
Total noninterest income	1,199,764	989,423
Noninterest Expense:
Salaries and employee benefits	2,776,767	2,864,081
Occupancy expense	454,897	448,798
Equipment rental and depreciation of equipment	305,301	264,014
Other expenses	1,715,101	1,597,074
Total noninterest expense	5,252,066	5,173,967

Earnings Before Income Taxes	994,940	1,690,867
Provision for income taxes	253,187	501,151
Net Earnings	$741,753	$1,189,716
Earnings per share:
Basic	$0.18	$0.29
Diluted	$0.18	$0.27
Dividends declared per share	$—	$0.03

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net earnings	$741,753	$1,189,716

Other comprehensive income:
Unrealized holding gains on investment securities available for sale	980,905	701,213
Reclassification adjustment for gains on investments available for sale realized in net earnings	(220,428)	(31,840)
Total other comprehensive income, before tax	760,477	669,373
Income taxes related to other comprehensive income:
Unrealized holding gains on investment securities available for sale	(333,508)	(238,413)
Reclassification adjustment for gains on investments available for sale realized in net earnings	74,946	10,826
Total income taxes related to other comprehensive income	(258,562)	(227,587)
Total other comprehensive income, net of tax	501,915	441,786
Total comprehensive income	$1,243,668	$1,631,502

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net earnings	$741,753	$1,189,716
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	350,000	402,000
Depreciation	397,597	339,221
Stock based compensation	6,626	5,984
Amortization and (accretion), net	208,979	80,492
Loss on sale of other assets	62,935	13,650
Gain on sales / calls of investment securities	(220,428)	(31,840)
Earnings on cash surrender value of life insurance	(133,582)	(112,134)
Change in:
Loans held for sale	692,176	(1,388,869)
Accrued income and other assets	1,143,105	466,983
Accrued expenses and other liabilities	217,299	311,827
Net cash provided by operating activities	3,466,460	1,277,030
Cash Flows from Investing Activities:
Net change in loans to customers	(4,473,846)	(24,654,286)
Purchase of available for sale securities	(7,465,725)	(9,794,389)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	19,284,260	8,712,495
Purchase of other investments	(475,600)	(202,200)
Proceeds from sales of other investments	447,526	—
Purchase of cash surrender value of life insurance	—	(7,500,000)
Property and equipment expenditures	(1,317,848)	(664,364)
Proceeds from sales of assets	706,990	—
Net cash provided by (used in) investing activities	6,705,757	(34,102,744)
Cash Flows from Financing Activities:
Net change in deposits	57,399,229	37,383,368
Advances on FHLB borrowings	22,000,000	6,000,000
Payments on FHLB borrownings	(22,200,000)	(6,000,000)
Dividends paid	—	(124,554)
Net cash provided by financing activities	57,199,229	37,258,814
Net Increase in Cash and Cash Equivalents	67,371,446	4,433,100
Cash and Cash Equivalents, Beginning of Year	15,130,136	19,924,178
Cash and Cash Equivalents, End of Quarter	$82,501,582	$24,357,278

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.  The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)         Stock-Based Compensation

The Company did not grant any options during the first quarter of 2009.  The Company granted 7,000 options during the first quarter of 2008.  The Company recognized $6,626 and $5,984 of stock-based employee compensation expense during the three months ended March 31, 2009 and 2008, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123 (R).  As of March 31, 2009, there was $76,397 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately four years.

The weighted average grant-date fair value of the options granted during 2008 was $8.11.  The fair value of each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumption was used for grants in 2008:

2008
Dividend yield	0.80%
Expected volatility	32.90%
Risk-free interest rate	3.64%
Expected term	7 years

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net earnings	$741,753	$1,189,716

Weighted average common shares outstanding	4,211,780	4,151,780
Shares issued from assumed exercise of common stock equivalents	—	261,041
Weighted average number of common and common equivalent shares outstanding	4,211,780	4,412,821
Earnings per share:
Basic	$0.18	$0.29

Diluted	$0.18	$0.27

(4)         FAIR VALUE MEASUREMENTS AND DISCLOSURES

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial elements that are being measured and reported on a fair value basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of March 31,
	2009
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$89,663,407	$—	$89,663,407	$—

During the first quarter of 2009, the Company changed its investment bond accountants.  Therefore, the level of measurement techniques to evaluate some of the securities available-for-sale changed to include all in the Level 2 category since they are using different pricing sources and different matrixes for the securities available-for-sale.

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

	As of March 31,
	2009
	Total	Level 1	Level 2	Level 3

Loans	$37,344,286	$—	$37,344,286	$—
Loans held for sale	599,176	—	599,176	—
Other real estate owned	12,129,784	—	12,129,784	—

Total assets at fair value	$50,073,246	$—	$50,073,246	$—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$82,501,582	$82,501,582	$15,130,136	$15,130,136
Securities available for sale	89,663,407	89,663,407	100,619,437	100,619,437
Federal Home Loan Bank Stock	3,911,800	3,911,800	3,670,200	3,670,200
Loans held for sale	599,176	599,176	1,291,352	1,291,352
Loans, net	782,685,797	785,418,164	781,212,130	783,884,588
Other real estate owned	12,129,784	12,129,784	10,196,165	10,196,165
Cash surrender value of life insurance	12,598,810	12,598,810	12,465,228	12,465,228
Liabilities:
Deposits	893,850,672	898,421,302	836,451,443	838,965,232
FHLB borrowings	47,300,000	48,107,776	47,500,000	48,403,420
Subordinated debentures	1,400,000	1,400,000	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000

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

(5)   Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	March 31, 2009	December 31, 2008
Accruing loans 90 days past due	$—	$—
Non-accrual loans	24,612,496	21,103,468
Repossessed assets	26,000	34,783
Other real estate	12,129,784	10,196,165
Total non-performing assets	$36,768,280	$31,334,416

Nonperforming assets increased $5.4 million or 17% from December 31, 2008 to March 31, 2009.  On March 31, 2009, management placed one loan with a balance of approximately $3.5 million on non-accrual that is secured by assignments of liquid assets and residential construction and land development real estate appraised at approximately $2.9 million.  Management is continuously monitoring the non-accrual loans to minimize any losses.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2009 and December 31, 2008, the Company’s other real estate consisted of the following:

	As of March 31, 2009		As of December 31, 2008
1-4 Family residential properties	12	$3,780,510	8	3,574,090
Nonfarm nonresidential properties	6	668,601	5	520,101
Multifamily residential properties	1	31,675	—	—
Construction & land development properties	18	7,648,998	15	6,101,974
Total	37	$12,129,784	28	10,196,165

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

The Company’s policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.  Other Real Estate is defined as real estate acquired through or in lieu of foreclosure.  At the time of foreclosure, an appraisal is obtained on the real estate.  The amount charged to Other Real Estate will be the estimated fair value less costs to sell.  The recorded investment is the unpaid balance of the loan, increased by accrued and uncollected interest, unamortized premium, finance charges, and loan acquisition costs, if any, and decreased by previous direct write down and unamortized discount.  Any excess of the recorded investment in the loan satisfied over the appraised value of the property must be charged to allowance for loan losses.

(6)   Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FASB Staff Position amends and clarifies SFAS No. 141 (R), Business Combinations, to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company cannot determine what impact this will have until the transactions occur.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FASB Staff Position provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009 and shall be applied prospectively.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009.  The Company does

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FASB Staff Position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  It also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months in the Period Ended

March 31, 2009 and 2008

The following discussion of financial condition as of March 31, 2009 compared to December 31, 2008, and the results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at March 31, 2009, were approximately $1.1 billion, which represented an increase of approximately $58.9 million or 6% from December 31, 2008.  Net earnings decreased 38% for the three months ended March 31, 2009 to $742 thousand or $0.18 per diluted share compared to $1.2 million or $0.27 per diluted share for the three months ended March 31, 2008.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	March 31, 2009	December 31, 2008	$ Change	% Change
Assets:
Cash and due from banks	$82,143,365	$14,010,580	$68,132,785	486.30%
Securities available for sale	89,663,407	100,619,437	(10,956,030)	-10.89%
Loans, net of unearned income	794,178,453	792,883,664	1,294,789	0.16%
Cash surrender value of life insurance	12,598,810	12,465,228	133,582	1.07%
Goodwill and other intangible assets	22,354,088	22,444,667	(90,579)	-0.40%
Total assets	$1,050,666,974	$991,741,590	$58,925,384	5.94%
Liabilities:
Deposits	$893,850,672	$836,451,443	$57,399,229	6.86%
FHLB advances	47,300,000	47,500,000	(200,000)	-0.42%
Subordinated debentures	1,400,000	1,400,000	—	—
Junior subordinated debentures	10,310,000	10,310,000	—	—
Accrued expenses and other liabilities	$1,694,892	$1,630,080	$64,812	3.98%

Loan to Deposit Ratio	88.85%	94.79%

The most significant change in the composition of assets was the increase in cash and due from banks due to the growth of deposits of the Company.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits.  Time deposits, including wholesale (brokered and internet) and core deposits, are our principal source of funds for loans and investing in securities.  Local retail time deposits at March 31, 2009 increased approximately $48.0 million due to managements’ aggressive efforts to increase core deposits and reduce reliance on wholesale deposits.  The Company was able to decrease wholesale deposits approximately $6.3 million at March 31, 2009 primarily due to its ability to replace them with retail deposits.  Other core deposits (non-interest bearing, interest bearing and saving accounts) increased approximately $15.7 million at March 31, 2009 compared to December 31, 2009.

Due to our strong loan demand in the past, we chose to obtain a portion of our deposits from outside our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We have also utilized out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  Our wholesale time deposits represented 42.5% of our deposits as of March 31, 2009 when compared to 46.2% of our deposits as of December 31, 2008.

We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  We have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs as a percentage of total deposits and dictate that we leverage our branch network in order to further reduce our reliance on brokered deposits.

Investment Securities

Securities in our portfolio totaled $89.7 million at March 31, 2009, compared to $100.6 million at December 31, 2008.  The most significant decrease in the securities portfolio has resulted from the sale of $4.2 million in state, county and municipal bonds and from the sales and/or paydowns of $13.1 million in mortgage-backed securities being offset by the purchase of $7.5 million in mortgage-backed securities.  The majority of the mortgage backed securities purchased consist of U.S. Government National Mortgage Association (“Ginnie Mae”) securities.  At March 31, 2009, the securities portfolio had unrealized net gains of approximately $1.9 million.

The following table shows the carrying value of the investment securities at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$16,279	$17,761
U. S. Treasury Securities	—	251
State, County and Municipal	16,246	20,298
Mortgage-backed Securities	56,842	62,036
Other Investments	296	273
Total	$89,663	$100,619

Loans

Our loan growth remained stable at March 31, 2009 as management has made an effort to limit loan growth in order to preserve capital for the Company.  Total loans, net of unearned income increased $1.3 million or 0.16% from December 31, 2008 to March 31, 2009.  The following table presents a summary of the loan portfolio by category.

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)

Commercial	$63,490	$70,187
Real estate - commercial	313,062	310,459
Real estate - construction	316,282	314,405
Real estate - mortgage	92,239	89,102
Obligations of political subdivisions in the U.S.	402	347
Consumer	9,148	8,905
Total Loans	794,623	793,405
Less:
Unearned loan fees	(444)	(521)
Allowance for loan losses	(11,493)	(11,672)
Loans, net	$782,686	$781,212

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

The following table presents a summary of changes in the allowance for loan losses for the three month periods ended March 31, 2009 and 2008.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended March 31,
	2009	2008
	(Amounts in Thousands)

Balance beginning of period	$11,672	$8,879
Loans charged-off	(594)	(132)
Recoveries	65	9
Net charge-offs	(529)	(123)
Provision for loan losses	350	402
Balance end of period	$11,493	$9,158

Total Loans:
At period end	$794,178	$721,416
Average	795,633	704,639

As a percentage of average loans (annualized):
Net charge-offs	0.27%	0.07%
Provision for loan losses	0.18%	0.23%
Allowance as a percentage of period end loans	1.45%	1.27%
Allowance as a percentage of non-performing loans	46.69%	235.32%

Management believes that the allowance for loan losses at March 31, 2009 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	March 31, 2009	December 31, 2008
Accruing loans 90 days past due	$—	$—
Non-accrual loans	24,612,496	21,103,468
Repossessed assets	26,000	34,783
Other real estate	12,129,784	10,196,165
Total non-performing assets	$36,768,280	$31,334,416

Nonperforming assets increased $5.4 million or 17% from December 31, 2008 to March 31, 2009.  On March 31, 2009, management placed one loan with a balance of approximately $3.5 million on non-accrual that is secured by assignment of liquid assets and residential construction and land development real estate appraised at approximately $2.9 million.  Management is continuously monitoring the non-accrual loans to minimize any losses.

As of March 31, 2009 and December 31, 2008, the Company’s other real estate consisted of the following:

	As of March 31, 2009		As of December 31, 2008
1-4 Family residential properties	12	$3,780,510	8	3,574,090
Nonfarm nonresidential properties	6	668,601	5	520,101
Multifamily residential properties	1	31,675	—	—
Construction & land development properties	18	7,648,998	15	6,101,974
Total	37	$12,129,784	28	10,196,165

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

Deposits

Total deposits at March 31, 2009 were $893.9 million, an increase of $57.4 million, or 7%, from December 31, 2008.  Total interest bearing demand and savings accounts of $158.1 million increased $8.9 million, or 6%, resulting mainly from our branching efforts and our emphasis on increasing core deposits.

Total time deposits as of March 31, 2009 were $680.4 million, an increase of $41.7 million, or 7%, from December 31, 2008.  Total retail time deposits at March 31, 2009 increased approximately $48.0 million, or 8% of total time deposits, from December 31, 2008 due to managements’ aggressive efforts to increase core deposits and reduce reliance on wholesale deposits.  The weighted average rates paid for retail time deposits for the three months ended March 31, 2009 was 3.65% compared to 5.06% for the three months ended March 31, 2008.  Total wholesale deposits at March 31, 2009 decreased approximately $6.3 million, or 1% of total time deposits, from December 31, 2008, resulting mainly from our ability to replace wholesale deposits with retail deposits during the first quarter of 2009.  The weighted average rates paid for wholesale deposits for the three months ended March 31, 2009 was 3.80% compared to 4.97% for the three months ended March 31, 2008.

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

The following table shows the significant components of net earnings:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Interest and Dividend Income	$12,546,874	$14,425,969	$(1,879,095)	-13.03%
Interest Expense	7,149,632	8,148,558	(998,926)	-12.26%
Net Interest Income	5,397,242	6,277,411	(880,169)	-14.02%
Provision for Loan Losses	350,000	402,000	(52,000)	-12.94%
Net Earnings	741,753	1,189,716	(447,963)	-37.65%
Net Earnings Per Diluted Share	$0.18	$0.27	(0.09)	-33.33%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $880 thousand, or 14%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Total interest and dividend income for the three months ended March 31, 2009 decreased $1.9 million, or 13%, when compared to the three months ended March 31, 2008.  This decrease is primarily due to the effect of the Federal Reserve decreasing the federal funds rate, which affects a majority of the interest rates for our loans.  The average loan and loan held for sale portfolios for the three months ended March 31, 2009 increased approximately $91.0 million, or 13%, when compared to average loan and loan held for sale portfolios for the three months ended March 31, 2008.  Additionally, the average yield on loans decreased during the three months ended March 31, 2009 to 5.73% compared to an average yield of 7.62% for the three months ended March 31, 2008.

Total interest expense for the three months ended March 31, 2009 decreased $999 thousand, or 12%, when compared to the three months ended March 31, 2008.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $144.3 million when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.  The average rate paid on the deposit portfolios for the three months ended March 31, 2009 decreased to 3.29% from 4.53% when compared to the three months ended March 31, 2008.  Average borrowing balances increased approximately $7.2 million when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.  Average interest rates paid on borrowings were 3.24% for the three months ended March 31, 2009 compared to 4.47% for the three months ended March 31, 2008.

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

For the three months ended March 31, 2009 and 2008, our tax equivalent net interest spread was 2.33% and 2.82%, respectively, while the tax equivalent net interest margin was 2.44% and 3.22%, respectively.  The decreases in net interest spread and net interest margin from the three months ended March 31, 2008 to the three months ended March 31, 2009, were due to our promotion of higher short-term yields on retail time deposits in order to fund loan growth and to invest in investment securities and the effect of the Federal Reserve’s action in lowering short-term rates, starting in the second quarter of 2007 and continuing through the fourth quarter of 2008, on the Company’s slightly asset-sensitive balance sheet.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended March 31, 2009 and 2008.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2009			2008
	(Dollar amounts in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$795,633	$11,402	5.73%	$704,639	$13,429	7.62%
Federal funds sold	—	—	0.00%	10,927	81	2.97%
Investment securities - taxable (7)	79,930	974	4.88%	51,045	637	4.99%
Investment securities - tax-exempt (6) (7)	16,628	167	6.08%	20,271	200	5.98%
Other interest and dividend income	6,883	4	0.24%	5,111	79	6.18%
Total Earning Assets	899,074	12,547	5.62%	791,993	14,426	7.34%

Non-interest-earning assets
Allowance for loan losses	-11,736			-9,054
Cash and due from banks	37,780			9,274
Premises and equipment	31,534			28,050
Accrued interest receivable	6,252			7,420
Other assets	53,879			38,451
Total Assets	$1,016,783			$866,134

Interest bearing liabilities
Interest bearing demand	$143,516	$599	1.66%	$108,038	$648	2.40%
Savings	8,117	7	0.34%	7,864	11	0.56%
Time deposits	656,592	6,049	3.69%	550,936	6,888	5.00%
Total interest bearing deposits	808,225	6,655	3.29%	666,838	7,547	4.53%
Federal Home Loan Bank advances	49,336	352	2.85%	40,440	401	3.97%
Other borrowings	1,443	42	11.67%	3,149	25	3.18%
Trust Preferred Securities	10,310	101	3.93%	10,310	176	6.83%
Total borrowed funds	61,089	495	3.24%	53,899	602	4.47%
Total interest-bearing liabilities	869,314	7,150	3.29%	720,737	8,149	4.52%

Non-interest bearing deposits	50,118			47,175
Other liabilities	7,535			8,413
Stockholder’s equity	89,816			89,809
Total Liabilities and Stockholder’s Equity	$1,016,783			$866,134
Net interest revenue (1)		$5,397			$6,277
Net interest spread (2) (6)			2.33%			2.82%
Net interest margin (3) (6)			2.44%			3.22%

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

(5) Interest income includes loan fees as follows (in thousands): 2009 - $338; 2008 - $447

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2009 compared to March 31, 2008.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended March 31, 2009
	Compared to 2008 Changes due to (a)
	Volume	Yield/ Rate	Net Change
	(Amounts in thousands)
Interest earned on:
Loans	$1,281	$(3,308)	$(2,027)
Investment securities:
Taxable investment securities	338	(1)	337
Tax-exempt investment securities	(40)	7	(33)
Interest earning deposits and fed funds sold	(60)	(96)	(156)
Total interest income	1,519	(3,398)	(1,879)

Interest paid on:
Deposits:
Interest bearing demand deposits	182	(231)	(49)
Savings	—	(4)	(4)
Time deposits	1,166	(2,005)	(839)
Other borrowings and FHLB advances	105	(137)	(32)
Trust Preferred Securities	—	(75)	(75)
Total interest expense	1,453	(2,452)	(999)

Increase in net interest income	$66	$(946)	$(880)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2009 was $350 thousand compared to $402 thousand for the same period of 2008.  The decrease in the provision for loan losses is due to minimal loan growth during the first quarter of 2009.  Net charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2009 were 0.27%, as compared with 0.07% for the first quarter of 2008.  Net loan charge-offs increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due mainly to the Company charging off $594 thousand for several impaired loans in the first quarter of 2009.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$421,581	$416,442	$5,139	1.23%
Other service charges, commissions and fees	112,591	109,883	2,708	2.46%
Loss on sale of other assets	(62,935)	(13,650)	(49,285)	361.06%
Gain on sales / calls of investment securities	220,428	31,840	188,588	592.30%
Mortgage origination income	206,956	237,826	(30,870)	-12.98%
Other income	301,143	207,082	94,061	45.42%
Total noninterest income	$1,199,764	$989,423	$210,341	21.26%

Service charges on deposit accounts are evaluated against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services.  This income should grow with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were $422 thousand for the first quarter of 2009 compared with $416 thousand for the first quarter of 2008.  The year-over-year increase in service charges on deposit accounts is directly related to the increase in the number of our core transaction deposit accounts.  The number of deposit accounts for the three months ended March 31, 2009 was 13,712 accounts when compared to the same period of 2008 with 12,709 accounts.  The increase in the gain on sales/ calls of investment securities relates to the sale of several state, county and municipal bonds and mortgage-backed securities during the first quarter of 2009.  The most significant changes in other income for the three months ended March 31, 2009 are the additional income from cash surrender value of life insurance from the additional $7.5 million bank owned life insurance (“BOLI”) policies on several senior bank officers purchased during the first quarter of 2008 and from the rental income from properties foreclosed during the fourth quarter of 2008.  The increase of the loss on the sale of other assets for the three months ended March 31, 2009 is primarily due to the loss on the sale of four foreclosed properties and from the sale of an other asset compared to the three months ended March 31, 2008 with the loss on the sale of two foreclosed properties.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$2,776,767	$2,864,081	$(87,314)	-3.05%
Occupancy expense	454,897	448,798	6,099	1.36%
Equipment rental and depreciation of equipment	305,301	264,014	41,287	15.64%
Other expenses	1,715,101	1,597,074	118,027	7.39%
Total noninterest expense	$5,252,066	$5,173,967	$78,099	1.51%

Since the fourth quarter of 2008, the Company has taken measures to decrease noninterest expense.  However, for the three months ended March 31, 2009, there was an increase in noninterest expense of $78 thousand primarily due to increases in equipment rental and depreciation of equipment and other expenses being offset by a decrease in salaries and employee benefits when compared to the three months ended March 31, 2008.  The decrease in salaries and employee benefits pertains to a reduction in the accrual of bonuses.  The increases in equipment rental and depreciation of equipment and other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.

Income Tax Expense

Income tax expense expressed as a percentage of earnings before income taxes was 25.45% and 29.64% for the three months ended March 31, 2009 and 2008, respectively.  The fluctuation in the percentage can be attributed to the tax-free income versus the pretax income and tax credits received from affordable housing investments.  For the three months ended March 31, 2009, the tax-free income expressed as a percentage of earnings before income taxes was 17.47% when compared to 12.11% for the three months ended March 31, 2008.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $36 million. At March 31, 2009, the Company had no federal funds purchased. The Company has a total available line of $56.5 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $47.3 million in advances on this line at March 31, 2009.  The Company has a total available line of $105.2 million, subject to available collateral, from the Federal Reserve Bank.  The Company had no advances on this line at March 31, 2009.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at March 31, 2009 and 2008 were 18.76% and 12.62%, respectively.

Capital Resources

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2009 and as of December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2009, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2009 and December 31, 2008 follow:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$88,547,000	10.46%	$67,722,371	>	8.0%	N/A		N/A
Bank	87,275,000	10.32%	67,655,039	>	8.0%	$84,568,798	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$76,556,000	9.04%	$33,874,336	>	4.0%	N/A		N/A
Bank	75,295,000	8.91%	33,802,469	>	4.0%	$50,703,704	>	6.0%

Tier I Capital To Average Assets
Consolidated	$76,556,000	7.70%	$39,769,351	>	4.0%	N/A		N/A
Bank	75,295,000	7.59%	39,681,159	>	4.0%	$49,601,449	>	5.0%

December 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,583,000	10.47%	$66,921,108	>	8.0%	N/A		N/A
Bank	86,181,000	10.33%	66,742,304	>	8.0%	$83,427,880	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,709,000	9.05%	$33,462,541	>	4.0%	N/A		N/A
Bank	74,332,000	8.91%	33,370,146	>	4.0%	$50,055,219	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,709,000	7.84%	$38,627,041	>	4.0%	N/A		N/A
Bank	74,332,000	7.71%	38,563,943	>	4.0%	$48,204,929	>	5.0%

We had outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at March 31, 2009 and December 31, 2008.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At March 31, 2009 and December 31, 2008, all of the Trust Preferred Securities qualify as a Tier I capital.

We had outstanding subordinated debentures totaling $1.4 million at March 31, 2009 and December 31, 2008.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines provided for that.  At March 31, 2009 and December 31, 2008, all of the subordinated debentures qualify as a Tier II capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Three Months Ended March 31, 2009

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Three Months Ended March 31, 2009

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

During the first quarter of 2009, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Three Months Ended March 31, 2009

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operation results.

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

Date: May 1, 2009