Form 10-Q
period 2009-06-30
Atlantic Southern Financial Group, Inc.
filed 2009-08-13
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, no par value, 4,211,780 shares outstanding at August 13, 2009

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	As of
	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$10,957,558	$14,010,580
Interest-bearing deposits in other banks	93,721,608	1,119,556
Total cash and cash equivalents	104,679,166	15,130,136
Securities available for sale, at fair value	147,802,865	100,619,437
Federal Home Loan Bank stock, restricted, at cost	4,316,800	3,670,200
Loans held for sale	4,072,134	1,291,352
Loans, net of unearned income	790,129,903	792,883,664
Less - allowance for loan losses	(14,910,792)	(11,671,534)
Loans, net	775,219,111	781,212,130
Bank premises and equipment, net	31,671,914	31,049,394
Accrued interest receivable	5,194,880	6,342,138
Cash surrender value of life insurance	12,730,286	12,465,228
Goodwill and other intangible assets, net of amortization	2,730,008	22,444,667
Other real estate owned	7,566,940	10,196,165
Other assets	7,033,149	7,320,743
Total Assets	$1,103,017,253	$991,741,590

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$56,800,423	$48,482,128
Money market and NOW accounts	162,683,416	141,224,574
Savings	8,933,960	7,972,230
Time deposits	736,400,769	638,772,511
Total deposits	964,818,568	836,451,443
Federal Home Loan Bank advances	56,300,000	47,500,000
Subordinated debentures	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	5,116,924	5,487,499
Accrued expenses and other liabilities	140,817	1,630,080
Total liabilities	1,038,086,309	902,779,022
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, no par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2009, $5 par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2008	74,618,930	21,058,900
Paid-in capital surplus	—	53,546,955
Retained earnings (accumulated deficit)	(9,450,990)	13,588,966
Accumulated other comprehensive income (loss)	(236,996)	767,747
Total shareholders’ equity	64,930,944	88,962,568
Total Liabilities and Shareholders’ Equity	$1,103,017,253	$991,741,590

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$10,729,675	$12,436,315	$22,131,412	$25,865,554
Interest on securities:
Taxable income	811,478	706,552	1,785,725	1,343,574
Non-taxable income	156,520	225,165	323,252	425,437
Income on federal funds sold	—	32,830	—	113,383
Other interest and dividend income	4,323	76,863	8,481	155,746
Total interest and dividend income	11,701,996	13,477,725	24,248,870	27,903,694
Interest Expense:
Deposits	6,692,934	7,031,657	13,347,697	14,578,492
Junior subordinated debentures	84,860	126,296	186,247	302,390
Federal funds purchased	—	19,868	97	44,760
FHLB borrowings and other interest expense	429,947	334,107	823,332	734,844
Total interest expense	7,207,741	7,511,928	14,357,373	15,660,486

Net interest income	4,494,255	5,965,797	9,891,497	12,243,208
Provision for loan losses	5,718,000	946,000	6,068,000	1,348,000
Net interest income (expense) after provision for loan losses	(1,223,745)	5,019,797	3,823,497	10,895,208
Noninterest Income:
Service charges on deposit accounts	418,094	440,776	839,675	857,218
Other service charges, commissions and fees	125,536	118,848	238,127	228,731
Gain on sales / calls of investment securities	1,095,390	8,405	1,315,818	40,245
Mortgage origination income	186,631	192,206	393,587	430,032
Other income	254,933	470,149	556,076	677,231
Total noninterest income	2,080,584	1,230,384	3,343,283	2,233,457
Noninterest Expense:
Salaries and employee benefits	2,638,685	2,823,534	5,415,452	5,687,615
Occupancy expense	436,857	462,873	891,754	911,671
Equipment rental and depreciation of equipment	326,202	280,296	631,503	544,310
Loss (gain) on sale of other assets	1,460,750	(165)	1,523,685	13,485
Goodwill impairment	19,533,501	—	19,533,501	—
Other expenses	2,838,226	1,766,184	4,553,327	3,363,258
Total noninterest expense	27,234,221	5,332,722	32,549,222	10,520,339

Earnings (Loss) Before Income Taxes	(26,377,382)	917,459	(25,382,442)	2,608,326
Income tax benefit (expense)	2,595,673	(209,183)	2,342,486	(710,334)
Net Earnings (Loss)	$(23,781,709)	$708,276	$(23,039,956)	$1,897,992
Net Earnings (Loss) per share:
Basic	$(5.65)	$0.17	$(5.47)	$0.46
Diluted	$(5.65)	$0.16	$(5.47)	$0.43
Dividends declared per share:	$—	$0.03	$—	$0.06

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings (loss)	$(23,781,709)	$708,276	$(23,039,956)	$1,897,992
Other comprehensive loss:
Unrealized holding losses on investment securities available for sale	(1,187,425)	(1,700,583)	(206,520)	(999,370)
Reclassification adjustment for gains realized in net earnings (loss)	(1,095,390)	(8,405)	(1,315,818)	(40,245)
Total other comprehensive loss, before tax	(2,282,815)	(1,708,988)	(1,522,338)	(1,039,615)
Income taxes related to other comprehensive loss:
Unrealized holding losses on investment securities available for sale	403,725	578,198	70,217	339,786
Reclassification adjustment for gains realized in net earnings (loss)	372,433	2,858	447,378	13,683
Total income taxes related to other comprehensive loss	776,158	581,056	517,595	353,469
Total other comprehensive loss, net of tax	(1,506,657)	(1,127,932)	(1,004,743)	(686,146)
Total comprehensive income (loss)	$(25,288,366)	$(419,656)	$(24,044,699)	$1,211,846

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net earnings (loss)	$(23,039,956)	$1,897,992
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	6,068,000	1,348,000
Depreciation	808,320	697,209
Stock based compensation	13,075	11,968
Goodwill impairment charge	19,533,501	—
Amortization and (accretion), net	350,527	157,063
Loss on sale of other assets	1,523,685	13,485
Gain on sales / calls of investment securities	(1,315,818)	(40,245)
Earnings on cash surrender value of life insurance	(265,058)	(253,856)
Change in:
Loans held for sale	(2,780,782)	(1,446,629)
Accrued income and other assets	1,136,982	(1,253,308)
Accrued expenses and other liabilities	(1,342,243)	403,926
Net cash provided by operating activities	690,233	1,535,605
Cash Flows from Investing Activities:
Net change in loans to customers	(4,780,049)	(99,288,142)
Purchase of available for sale securities	(136,272,035)	(22,589,987)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	88,770,336	10,734,605
Purchase of other investments	(880,600)	(436,200)
Proceeds from sales of other investments	447,526	414,000
Purchase of cash surrender value of life insurance	—	(7,500,000)
Property and equipment expenditures	(1,430,840)	(1,475,707)
Proceeds from sales of assets	5,837,334	317,309
Net cash used in investing activities	(48,308,328)	(119,824,122)
Cash Flows from Financing Activities:
Net change in deposits	128,367,125	130,068,275
Advances on FHLB borrowings	31,000,000	20,200,000
Payments on FHLB borrowings	(22,200,000)	(24,200,000)
Dividends paid	—	(249,108)
Net cash provided by financing activities	137,167,125	125,819,167
Net Increase in Cash and Cash Equivalents	89,549,030	7,530,650
Cash and Cash Equivalents, Beginning of Year	15,130,136	19,924,178
Cash and Cash Equivalents, End of Quarter	$104,679,166	$27,454,828

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

(2)  Subsequent Events

The Company performed an evaluation of subsequent events through August 13, 2009, the date upon which the Company’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.  No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

(3)  Net Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  Options and warrants were not included in the diluted (loss) per share computations for the three and six months ended June 30, 2009 as they were antidilutive.

The reconciliation of the amounts used in the computation of both “basic earnings (loss) per share” and “diluted earnings (loss) per share” for each period is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings (loss)	$(23,781,709)	$708,276	$(23,039,956)	$1,897,992

Weighted average common shares outstanding	4,211,780	4,151,780	4,211,780	4,151,780
Shares issued from assumed exercise of common stock equivalents	—	255,008	—	257,984
Weighted average number of common and common equivalent shares outstanding	4,211,780	4,406,788	4,211,780	4,409,764
Earnings (loss) per share:
Basic	$(5.65)	$0.17	$(5.47)	$0.46

Diluted	$(5.65)	$0.16	$(5.47)	$0.43

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(4)  Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  All investments as of June 30, 2009 and December 31, 2008 are classified as available for sale.  The following table reflects the amortized cost and estimated fair values of the investments:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2009
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$67,921,605	$1,253	$(3,799)	$67,919,059
U.S. government sponsored enterprises	41,551,503	210,613	(62,838)	41,699,278
State and political subdivisions	16,079,500	66,971	(959,894)	15,186,577
Other investments	250,000	11,040	—	261,040
Total non-mortgage backed debt securities	125,802,608	289,877	(1,026,531)	125,065,954
Mortgage backed securities	22,274,617	466,429	(35,232)	22,705,814
Equity securities	84,725	—	(53,628)	31,097
Total	$148,161,950	$756,306	$(1,115,391)	$147,802,865
December 31, 2008
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$249,892	$1,701	$—	$251,593
U.S. government sponsored enterprises	17,051,518	709,477	—	17,760,995
State and political subdivisions	21,241,661	119,635	(1,063,228)	20,298,068
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	38,793,071	830,813	(1,063,228)	38,560,656
Mortgage backed securities	60,578,388	1,470,122	(12,465)	62,036,045
Equity securities	84,725	—	(61,989)	22,736
Total	$99,456,184	$2,300,935	$(1,137,682)	$100,619,437

The amortized cost and fair values of pledged securities for public deposits were as follows:

	June 30,	December 31,
	2009	2008
Amortized cost	$7,132,334	$12,098,353
Fair value	$6,611,847	$12,106,428

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2009, by contractual maturity, is shown below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary.

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed debt securities:
Due in one year or less	$71,274,386	$71,300,373
Due after one year through five years	30,162,758	30,176,749
Due after five years through ten years	11,695,052	11,659,652
Due after ten years	12,670,412	11,929,180
Total non-mortgage backed debt securities	$125,802,608	$125,065,954

The fair value is established by an independent pricing service as of the approximate dates indicated.  The differences between the amortized cost and fair value reflect current interest rates and represent the potential

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

loss (or gain) had the portfolio been liquidated on that date.  Security losses (or gains) are realized only in the event of dispositions prior to maturity.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	June 30, 2009
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value
Securities Available for Sale
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$(3,799)	$44,930,819	$—	$—
U.S. government sponsored enterprises	(62,838)	14,403,201	—	—
State and political subdivisions	(324,179)	6,487,840	(635,715)	3,929,733
Total non-mortgage backed debt securities	(390,816)	65,821,860	(635,715)	3,929,733
Mortgage backed securities	(35,232)	2,453,008	—	—
Equity securities	(53,628)	84,725	—	—
Total	$(479,676)	$68,359,593	$(635,715)	$3,929,733

	December 31, 2008
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value
Securities Available for Sale
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$—	$—	$—	$—
State and political subdivisions	(1,038,539)	12,911,929	(24,689)	390,310
Total non-mortgage backed debt securities	(1,038,539)	12,911,929	(24,689)	390,310
Mortgage backed securities	(12,465)	2,644,664	—	—
Equity securities	(61,989)	22,736	—	—
Total	$(1,112,993)	$15,579,329	$(24,689)	$390,310

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

At June 30, 2009, forty debt securities had unrealized losses with aggregate depreciation of 0.72% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis, no declines are deemed to be other than temporary.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes securities sales activity for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds from sales	$64,863,931	$890,000	$80,531,819	$8,815,000

Gross gains on sales	$1,153,008	$8,405	$1,384,133	$40,245
Gross losses on sales	—	—	(10,697)	—
Impairment losses	(57,618)	—	(57,618)	—

Net gains (losses) on sales of securities	$1,095,390	$8,405	$1,315,818	$40,245

Income tax expense (benefit) attributable to sales	$372,433	$2,858	$447,378	$13,683

During the second quarter of 2009, the Company recognized an impairment loss of $57,618 on an equity investment in Silverton Bank, a financial institution that failed during the quarter.  The impairment loss represents the full amount of the Company’s investment in Silverton.

During the second quarter of 2009, the Bank restructured approximately $36 million in U.S. agency and mortgage backed securities to capture gains on securities prepaying at high speeds, to offset FDIC special assessment and to shorten the average maturity of the portfolio.

(5)  Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2009 and for the year ended December 31, 2008 is as follows:

	June 30,	December 31,
	2009	2008
Beginning Balance	$11,671,534	$8,878,795
Add:
Provision for possible loan losses	6,068,000	7,443,000
Subtotal	17,739,534	16,321,795
Less:
Loans charged off	2,911,003	4,843,627
Recoveries on loans previously charged off	(82,261)	(193,366)
Net loans charged off	2,828,742	4,650,261
Balance, end of period	$14,910,792	$11,671,534

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)  Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	June 30,	December 31,
	2009	2008
Accruing loans 90 days past due	$—	$—
Non-accrual loans	64,246,642	21,103,468
Repossessed assets	49,400	34,783
Other real estate	7,566,940	10,196,165
Total non-performing assets	$71,862,982	$31,334,416

Nonperforming assets increased $40.5 million, or 129%, from December 31, 2008 to June 30, 2009.  This increase is largely due to several large relationships that are secured by commercial and residential real estate construction and land development real estate being placed on non-accrual during the first and second quarters of 2009.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other Real Estate decreased $2.6 million during the second quarter of 2009 which is largely due to the $3.5 million sale of a $4.8 million condominium complex in South Georgia, resulting in a $1.3 million loss on the property.  The Company also added approximately $2.0 million in 13 other real estate properties during the second quarter of 2009.

As of June 30, 2009 and December 31, 2008, the Company’s Other Real Estate consisted of the following:

	As of June 30, 2009		As of December 31, 2008
1-4 Family residential properties	11	$3,524,290	8	$3,574,090
Nonfarm nonresidential properties	5	655,265	5	520,101
Multifamily residential properties	1	31,675	—	—
Construction & land development properties	20	3,355,710	15	6,101,974
Total	37	$7,566,940	28	$10,196,165

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(7)  Goodwill

A summary of the changes in goodwill as of June 30, 2009 and December 31, 2008 is presented below.

	June 30,	December 31,
	2009	2008
Beginning Balance	$19,533,501	$19,533,501
Impairment	(19,533,501)	—
Ending Balance	$—	$19,533,501

During the second quarter of 2009, the Company updated its goodwill impairment assessment based upon the current economic environment.  The current economic environment factors have resulted in lower earnings with higher credit costs being reflected in the statement of operations as well as valuation adjustments to the loan balances through increases in the level of the allowance for loan losses.  As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value.  The impairment charge of $19.5 million was recognized as an expense in the second quarter consolidated statement of operations.

(8)  Shareholders’ Equity

On May 27, 2009, the Company amended its Articles of Incorporation to eliminate par value per share with respect to its common stock from the previous $5.00 par value per share of its common stock.  Therefore, the paid-in capital surplus for the Company as of that date was included with the Company’s common stock.

(9)  Fair Value Measurements and Disclosures

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of June 30,
	2009
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$147,802,865	$—	$147,802,865	$—

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of June 30,
	2009
	Total	Level 1	Level 2	Level 3

Loans	$72,589,621	$—	$72,589,621	$—
Loans held for sale	4,072,134		4,072,134
Other real estate owned	7,566,940	—	7,566,940	—

Total assets at fair value	$84,228,695	$—	$84,228,695	$—

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$104,679,166	$104,679,166	$15,130,136	$15,130,136
Securities available for sale	147,802,865	147,802,865	100,619,437	100,619,437
Federal Home Loan Bank Stock	4,316,800	4,316,800	3,670,200	3,670,200
Loans held for sale	4,072,134	4,072,134	1,291,352	1,291,352
Loans, net	775,219,111	777,377,491	781,212,130	783,884,588
Other real estate owned	7,566,940	7,566,940	10,196,165	10,196,165
Cash surrender value of life insurance	12,730,286	12,730,286	12,465,228	12,465,228
Liabilities:
Deposits	964,818,568	969,525,824	836,451,443	838,965,232
FHLB borrowings	56,300,000	57,018,817	47,500,000	48,403,420
Subordinated debentures	1,400,000	1,400,000	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000

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

(10) Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FASB Staff Position provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This accounting standard become effective for the Company in the second quarter of 2009.  The adoption did not have a significant impact on results of operations or financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This accounting standard become effective for the Company in the second quarter of 2009.  The adoption did not have a significant impact on results of operations or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FASB Staff Position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  It also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This accounting standard become effective for the Company in the second quarter of 2009.  The adoption did not have a significant impact on results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (2) the circumstances under which an entity  should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim and annual reporting periods ending after June 15, 2009.    The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the consolidated financial statements taken as a whole.

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which changed the way entities account for securitizations and special-purpose entities.

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required.  Management has not determined the impact adoption may have on our consolidated financial statements.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Six Months in the Period Ended

June 30, 2009 and 2008

The following discussion of financial condition as of June 30, 2009 compared to December 31, 2008, and the results of operations for the three months and six months ended June 30, 2009 compared to the three months and six months ended June 30, 2008 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at June 30, 2009, were approximately $1.1 billion, which represented an increase of approximately $111.3 million, or 11%, from December 31, 2008.  Net earnings (loss) decreased $24.9 million, or 1313.91%, for the six months ended June 30, 2009 to a loss of $23.0 million, or $5.47 per diluted share, compared to earnings of $1.9 million, or $0.43 per diluted share, for the six months ended June 30, 2008.

During the second quarter of 2009, the Company recognized a $19.5 million goodwill impairment charge to earnings.  The Company completed its annual goodwill impairment assessment during the fourth quarter of 2008.  At the time of the annual assessment, there was no impairment of goodwill.  Since year-end, the Company has continuously updated its goodwill impairment assessment and found an impairment of goodwill during the second quarter of 2009.  Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes.  Therefore, the goodwill impairment charge had no effect on the Company’s regulatory capital ratios.

On May 27, 2009, the Company amended its Articles of Incorporation to eliminate par value per share with respect to its common stock from the previous $5.00 par value per share of its common stock.  Therefore, the paid-in capital surplus for the Company as of that date was included with the Company’s common stock.

During the second quarter of 2009, the Company created a Special Assets Division to address problem credits and to assist in the collection efforts from problem loans and charged-off loans.  Senior Vice President Randy Griffin will manage this department of three people and will report directly to Edward P. Loomis, President and Chief Executive Officer of the Bank.

On July 31, 2009, the Board of Directors promoted Edward P. Loomis, Jr. to the role of President and Chief Executive Officer of Atlantic Southern Bank.  Mark Stevens will continue as President and Chief Executive Officer of the holding company, Atlantic Southern Financial Group, Inc.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	June 30,	December 31,
	2009	2008	$ Change	% Change
Assets:
Total cash and cash equivalents	$104,679,166	$15,130,136	$89,549,030	591.86%
Securities available for sale	147,802,865	100,619,437	47,183,428	46.89%
Loans, net of unearned income	790,129,903	792,883,664	(2,753,761)	-0.35%
Cash surrender value of life insurance	12,730,286	12,465,228	265,058	2.13%
Goodwill and other intangible assets	2,730,008	22,444,667	(19,714,659)	-87.84%
Total assets	1,103,017,253	991,741,590	111,275,663	11.22%
Liabilities:
Deposits	964,818,568	836,451,443	128,367,125	15.35%
FHLB advances	56,300,000	47,500,000	8,800,000	18.53%
Subordinated debentures	1,400,000	1,400,000	—	—
Junior subordinated debentures	10,310,000	10,310,000	—	—
Accrued expenses and other liabilities	140,817	1,630,080	(1,489,263)	-91.36%

Loan to Deposit Ratio	81.89%	94.79%

The most significant change in the composition of assets was the increase in cash and due from banks due to the growth of deposits of the Company.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits.  Time deposits, including brokered and core deposits, are our principal source of funds for loans and investing in securities.  Local retail time deposits at June 30, 2009, increased approximately $134.6 million since December 31, 2008 due to managements’ aggressive efforts to increase core deposits and reduce the Bank’s reliance on brokered deposits.  The Company was able to decrease brokered deposits since December 31, 2008 by approximately $36.9 million at June 30, 2009 primarily due to its ability to replace them with retail deposits.  Other core deposits (non-interest bearing, interest bearing and saving accounts) increased approximately $30.7 million at June 30, 2009 compared to December 31, 2008.

Due to our strong loan demand in the past, we chose to obtain a portion of our deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We have also utilized out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  Our brokered time deposits represented 38.5% of our deposits as of June 30, 2009 when compared to 46.2% of our deposits as of December 31, 2008.

We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  We have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs as a percentage of total deposits and dictate that we leverage our branch network in order to further reduce our reliance on brokered deposits.  In the past, the Bank has relied heavily on brokered deposits.  Management expects that this source of funding may not be available in the future and has instituted an aggressive retail deposit marketing campaign to replace a portion of the brokered CDs as they mature.

Investment Securities

Securities in our portfolio totaled $147.8 million at June 30, 2009, compared to $100.6 million at December 31, 2008.  The most significant increase in the securities portfolio has resulted from the purchase of $92.9 million in U.S. Treasury securities and $35.9 million of U.S Government Sponsored Enterprises securities, which were offset by the sale of $5.1 million in state, county and municipal bonds, the maturity of $25.0 million in U.S. Treasury securities and the sales and/or paydowns of $46.5 million in mortgage-backed securities.  At June 30, 2009, the securities portfolio had unrealized net losses of approximately $359 thousand.

The following table shows the carrying value of the investment securities at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$41,699	$17,761
U. S. Treasury Securities	67,919	251
State, County and Municipal	15,187	20,298
Mortgage-backed Securities	22,706	62,036
Other Investments	292	273
Total	$147,803	$100,619

The following table summarizes securities sales activity for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds from sales	$64,863,931	$890,000	$80,531,819	$8,815,000

Gross gains on sales	$1,153,008	$8,405	$1,384,133	$40,245
Gross losses on sales	—	—	(10,697)	—
Impairment losses	(57,618)	—	(57,618)	—

Net gains (losses) on sales of securities	$1,095,390	$8,405	$1,315,818	$40,245

Income tax expense (benefit) attributable to sales	$372,433	$2,858	$447,378	$13,683

During the second quarter of 2009, the Company recognized an impairment loss of $57,618 on an equity investment in Silverton Bank, a financial institution that failed during the quarter.  The impairment loss represents the full amount of the Company’s investment in Silverton.

During the second quarter of 2009, the Bank restructured approximately $36 million in U.S. agency and mortgage backed securities to capture gains on securities prepaying at high speeds, to offset FDIC special assessment and to shorten the average maturity of the portfolio.

Loans

Total loans, net of unearned income decreased approximately $2.8 million, or 0.35%, at June 30, 2009, from December 31, 2008 as management has made an effort to limit loan growth in order to preserve capital for the Company.  Management is limiting credit availability especially for acquisitions, development and construction loans and pursuing collection efforts aggressively.  The following table presents a summary of the loan portfolio by category.

	June 30,	December 31,
	2009	2008
	(Amounts in Thousands)

Commercial	$62,772	$70,187
Real estate - commercial	312,176	310,459
Real estate - construction	315,220	314,405
Real estate - mortgage	91,542	89,102
Obligations of political subdivisions in the U.S.	346	347
Consumer	8,454	8,905
Total Loans	790,510	793,405
Less:
Unearned loan fees	(380)	(521)
Allowance for loan losses	(14,911)	(11,672)
Loans, net	$775,219	$781,212

Asset Quality

Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitors, controls and measures our credit risk, standardized credit analyses and our comprehensive credit policy.  Management has an established warning and early detection system regarding the loans and a comprehensive analysis of the allowance for loan losses.

The following table presents a summary of changes in the allowance for loan losses for the three and six-month periods ended June 30, 2009 and 2008.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in Thousands)

Balance beginning of period	$11,493	$9,158	$11,672	$8,879
Loans charged-off	(2,317)	(453)	(2,911)	(585)
Recoveries	17	83	82	92
Net charge-offs	(2,300)	(370)	(2,829)	(493)
Provision for loan losses	5,718	946	6,068	1,348
Balance end of period	$14,911	$9,734	$14,911	$9,734

Total Loans:
At period end	$790,130	$792,618	$790,130	$792,618
Average	791,354	758,009	793,493	731,324

As a percentage of average loans (annualized):
Net charge-offs	1.16%	0.20%	0.71%	0.13%
Provision for loan losses	2.89%	0.50%	1.53%	0.37%
Allowance as a percentage of period end loans	1.89%	1.23%	1.89%	1.23%
Allowance as a percentage of non-performing loans	23.21%	244.71%	23.21%	244.71%

Management believes that the allowance for loan losses at June 30, 2009 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	June 30,	December 31,
	2009	2008
Accruing loans 90 days past due	$—	$—
Non-accrual loans	64,246,642	21,103,468
Repossessed assets	49,400	34,783
Other real estate	7,566,940	10,196,165
Total non-performing assets	$71,862,982	$31,334,416

Nonperforming assets increased $40.5 million, or 129%, from December 31, 2008 to June 30, 2009.  This increase is largely due to several large relationships that are secured by commercial and residential real estate construction and land development real estate being placed on non-accrual during the first and second quarters of 2009.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other Real Estate decreased $2.6 million during the second quarter of 2009 which is largely due to the $3.5 million sale of a $4.8 million condominium complex in South Georgia, resulting in a $1.3 million loss on the property.  The Company also added approximately $2.0 million in 13 other real estate properties during the second quarter of 2009.

As of June 30, 2009 and December 31, 2008, the Company’s Other Real Estate consisted of the following:

	As of June 30, 2009		As of December 31, 2008
1-4 Family residential properties	11	$3,524,290	8	$3,574,090
Nonfarm nonresidential properties	5	655,265	5	520,101
Multifamily residential properties	1	31,675	—	—
Construction & land development properties	20	3,355,710	15	6,101,974
Total	37	$7,566,940	28	$10,196,165

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

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently if circumstances indicate that goodwill has been impaired.  The Company completed its annual goodwill impairment assessment as of December 31, 2008.  In completing the annual assessment, the Company engaged an independent business valuation firm to assist with the valuation.  The Company’s year-end goodwill impairment assessment indicated that there was no goodwill impairment.

Since year-end, however, the Company’s stock price continues to trade below its per-share book value which management believes reflects uncertainty about the economic cycle.  The current economic environment has also resulted in lower earnings with higher credit costs.  Higher credit costs are reflected in the income statement as well as valuation adjustments to the loan balances, through increases to the level of the allowance for loan losses.  With these factors in place, management believed that goodwill should be re-assessed for impairment.  The Company engaged the same business valuation firm to update their year-end valuation analysis, which included a discounted cash flow analysis.  The conclusion from the updated impairment analysis was that impairment was present and a $19.5 million charge to earnings was taken.

Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes.  Therefore, the non-cash goodwill impairment charge had no effect on the Company’s regulatory capital ratios or cash flows of the Company.

Deposits

Total deposits at June 30, 2009 were $964.8 million, an increase of $128.4 million, or 15%, from December 31, 2008.  Total interest bearing demand and savings accounts of $171.6 million increased $22.4 million, or 15%, resulting mainly from our branching efforts and our emphasis on increasing core deposits.

Total time deposits as of June 30, 2009 were $736.4 million, an increase of $97.6 million, or 15%, from December 31, 2008.  Total retail time deposits at June 30, 2009 increased approximately $134.6 million, or 21% of total time deposits, from December 31, 2008 due to managements’ aggressive efforts to increase core deposits and reduce reliance on brokered deposits.  The weighted average rates paid for retail time deposits for the three and six months ended June 30, 2009 were 3.29% and 3.45%, respectively, compared to 4.52% and 4.79% for the three and six months ended June 30, 2008, respectively.  Total brokered deposits at June 30, 2009 decreased approximately $36.9 million, or 6% of total time deposits, from December 31, 2008, resulting mainly from our ability to replace brokered deposits with retail deposits during the first and second quarters of 2009.  The weighted average rates paid for brokered deposits for the three and six months ended June 30, 2009 were 3.55% and 3.67%, respectively, compared to 4.21% and 4.56% for the three and six months ended June 30, 2008.

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

The following table shows the significant components of net earnings:

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
Interest and Dividend Income	$24,248,870	$27,903,694	$(3,654,824)	-13.10%
Interest Expense	14,357,373	15,660,486	(1,303,113)	-8.32%
Net Interest Income	9,891,497	12,243,208	(2,351,711)	-19.21%
Provision for Loan Losses	6,068,000	1,348,000	4,720,000	350.15%
Net Earnings (Loss)	(23,039,956)	1,897,992	(24,937,948)	-1313.91%
Net Earnings (Loss) Per Diluted Share	$(5.47)	$0.43	(5.90)	-1372.09%

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
Interest and Dividend Income	$11,701,996	$13,477,725	$(1,775,729)	-13.18%
Interest Expense	7,207,741	7,511,928	(304,187)	-4.05%
Net Interest Income	4,494,255	5,965,797	(1,471,542)	-24.67%
Provision for Loan Losses	5,718,000	946,000	4,772,000	504.44%
Net Earnings (Loss)	(23,781,709)	708,276	(24,489,985)	-3457.69%
Net Earnings (Loss) Per Diluted Shares	$(5.65)	$0.16	(5.81)	-3631.25%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $2.4 million, or 19%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Net interest income decreased $1.5 million, or 25%, for the second quarter of 2009 compared to the same period in 2008.

Total interest and dividend income for the three and six months ended June 30, 2009 decreased $1.8 million, or 13%, and $3.7 million, or 13%, respectively, when compared to the three and six months ended June 30, 2008.  This decrease is primarily due to the effect of the Federal Reserve decreasing the federal funds rate, which affects a majority of the interest rates for our loans.  Also, the number and balances of loans in non-accrual status reduced interest income.  The average loan and loan held for sale portfolios for the three and six months ended June 30, 2009 increased approximately $33.3 million, or 4%, and $62.2 million, or 9%, respectively, when compared to average loan and loan held for sale portfolios for the three and six months ended June 30, 2008.  The average yield on loans, however, decreased during the three and six months ended June 30, 2009 to 5.43% and 5.58%, respectively, compared to an average yield of 6.56% and 7.08% for the three and six months ended June 30, 2008, respectively.

Total interest expense for the three and six months ended June 30, 2009 decreased $304 thousand, or 4%, and $1.3 million, or 8%, respectively, when compared to the three and six months ended June 30, 2008.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $156.3 million and $150.3 million when comparing the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008.  The average rate paid on the deposit portfolios for the three and six months ended June 30, 2009 decreased to 3.07% and 3.18%, respectively, from 3.89% and 4.20% when compared to the three and six months ended June 30, 2008, respectively.  Average borrowing balances increased approximately $11.2 million and $9.2 million when comparing the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008, respectively.  Average interest rates paid on borrowings were 3.15% and 3.19% for the three and six months ended June 30, 2009, respectively, compared to 3.54% and 4.00% for the three and six months ended June 30, 2008, respectively.

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

For the three months ended June 30, 2009 and 2008, our tax equivalent net interest spread was 1.93% and 2.55%, respectively, while the tax equivalent net interest margin was 1.94% and 2.87%, respectively.  For the six months ended June 30, 2009 and 2008, our tax equivalent net interest spread was 2.12% and 2.69%, respectively, while the tax equivalent net interest margin was 2.19% and 3.04%, respectively.  The decreases in net interest spread and net interest margin from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, were due to our promotion of higher short-term yields on retail time deposits, which reduced our dependence on  brokered time deposits, purchase of investment securities and the reduction of the short-term rates by the Federal Reserve, starting in the second quarter of 2007 and continuing through the fourth quarter of 2008, and its effect on the Company’s slightly asset-sensitive balance sheet.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended June 30, 2009 and 2008.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2009			2008
	(Amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$791,354	$10,730	5.43%	$758,009	$12,436	6.56%
Federal funds sold	—	—	0.00%	6,258	33	2.11%
Investment securities - taxable (7)	113,981	811	2.85%	55,260	707	5.12%
Investment securities - tax-exempt (6) (7)	15,247	157	6.24%	22,639	225	6.02%
Other interest and dividend income	22,924	4	0.07%	4,990	77	6.17%
Total Earning Assets	943,506	11,702	5.00%	847,156	13,478	6.42%

Non-interest-earning assets
Allowance for loan losses	-12,071			-9,356
Cash and due from banks	65,226			9,095
Premises and equipment	31,822			28,476
Accrued interest receivable	6,023			6,750
Other assets	55,454			41,258
Total Assets	$1,089,960			$923,379

Interest bearing liabilities
Interest bearing demand	$150,983	$605	1.60%	$116,242	$557	1.92%
Savings	8,651	8	0.37%	8,082	12	0.59%
Time deposits	712,828	6,080	3.41%	598,053	6,463	4.32%
Total interest bearing deposits	872,462	6,693	3.07%	722,377	7,032	3.89%
Federal Home Loan Bank advances	53,701	388	2.89%	40,456	334	3.30%
Other borrowings	1,400	42	12.00%	3,425	20	2.34%
Trust Preferred Securities	10,310	85	3.30%	10,310	126	4.89%
Total borrowed funds	65,411	515	3.15%	54,191	480	3.54%
Total interest-bearing liabilities	937,873	7,208	3.07%	776,568	7,512	3.87%

Non-interest bearing deposits	54,683			48,468
Other liabilities	7,926			7,439
Shareholder’s equity	89,478			90,904
Total Liabilities and Shareholder’s Equity	$1,089,960			$923,379
Net interest revenue (1)		$4,494			$5,966
Net interest spread (2)			1.93%			2.55%
Net interest margin (3) (6)			1.94%			2.87%

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

(5) Interest income includes loan fees as follows (in thousands): 2009 - $355; 2008 - $484

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the six months ended June 30, 2009 and 2008.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Six Months Ended June 30,
	2009			2008
	(Amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$793,493	$22,131	5.58%	$731,324	$25,866	7.08%
Federal funds sold	—	—	0.00%	8,592	113	2.63%
Investment securities - taxable (7)	96,956	1,786	3.68%	53,152	1,344	5.06%
Investment securities - tax-exempt (6) (7)	15,938	323	6.14%	21,455	425	6.00%
Other interest and dividend income	14,748	9	0.12%	4,896	156	6.37%
Total Earning Assets	921,135	24,249	5.30%	819,419	27,904	6.87%

Non-interest-earning assets
Allowance for loan losses	-11,903			-9,205
Cash and due from banks	51,503			9,184
Premises and equipment	31,678			28,263
Accrued interest receivable	6,137			7,085
Other assets	54,821			40,011
Total Assets	$1,053,371			$894,757

Interest bearing liabilities
Interest bearing demand	$147,249	$1,204	1.64%	$112,140	$1,205	2.15%
Savings	8,384	15	0.36%	7,973	23	0.58%
Time deposits	684,710	12,129	3.54%	574,495	13,351	4.65%
Total interest bearing deposits	840,343	13,348	3.18%	694,608	14,579	4.20%
Federal Home Loan Bank advances	51,518	739	2.87%	40,448	735	3.63%
Other borrowings	1,422	85	11.95%	3,287	45	2.74%
Trust Preferred Securities	10,310	186	3.61%	10,310	302	5.86%
Total borrowed funds	63,250	1,010	3.19%	54,045	1,082	4.00%
Total interest-bearing liabilities	903,593	14,358	3.18%	748,653	15,661	4.18%

Non-interest bearing deposits	52,401			47,822
Other liabilities	7,730			7,926
Shareholder’s equity	89,647			90,356
Total Liabilities and Shareholder’s Equity	$1,053,371			$894,757
Net interest revenue (1)		$9,891			$12,243
Net interest spread (2)			2.12%			2.69%
Net interest margin (3) (6)			2.19%			3.04%

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

(5) Interest income includes loan fees as follows (in thousands): 2009 - $693; 2008 - $932

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and six months ended June 30, 2009 compared to June 30, 2008.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared to 2008			Compared to 2008
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$311	$(2,017)	$(1,706)	$1,558	$(5,293)	$(3,735)
Investment securities:
Taxable investment securities	167	(63)	104	496	(54)	442
Tax-exempt investment securities	(83)	15	(68)	(121)	19	(102)
Interest earning deposits and fed funds sold	28	(134)	(106)	(8)	(252)	(260)
Total interest income	423	(2,199)	(1,776)	1,925	(5,580)	(3,655)

Interest paid on:
Deposits:
Interest bearing demand deposits	151	(103)	48	331	(332)	(1)
Savings	—	(4)	(4)	1	(9)	(8)
Time deposits	1,230	(1,613)	(383)	2,417	(3,639)	(1,222)
Other borrowings and FHLB advances	122	(46)	76	235	(191)	44
Trust Preferred Securities	—	(41)	(41)	—	(116)	(116)
Total interest expense	1,503	(1,807)	(304)	2,984	(4,287)	(1,303)

Decrease in net interest revenue	$(1,080)	$(392)	$(1,472)	$(1,059)	$(1,293)	$(2,352)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2009 was $6.1 million compared to $1.3 million for the same period of 2008.  The provision for loan losses for the second quarter of 2009 was $5.7 million compared to $946 thousand for the same period of 2008.  The increase in the provision for loan losses is directly related to the increase in nonperforming assets during the second quarter of 2009.  Net charge-offs as an annualized percentage of average outstanding loans for the six months ended June 30, 2009 were 0.71%, as compared with 0.13% for the same period of 2008.  Net charge-offs as an annualized percentage of average outstanding loans for the second quarter of 2009 were 1.16%, as compared to 0.20% for the same period of 2008.  Net loan charge-offs increased significantly during the three months and six months ended June 30, 2009, as compared to the three months and six months ended June 30, 2008, due mainly to the Company charging off $2.9 million for several impaired loans in the first and second quarters of 2009.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$839,675	$857,218	$(17,543)	-2.05%
Other service charges, commissions and fees	238,127	228,731	9,396	4.11%
Gain on sales / calls of investment securities	1,315,818	40,245	1,275,573	3169.52%
Mortgage origination income	393,587	430,032	(36,445)	-8.47%
Other income	556,076	677,231	(121,155)	-17.89%
Total noninterest income	$3,343,283	$2,233,457	$1,109,826	49.69%

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$418,094	$440,776	$(22,682)	-5.15%
Other service charges, commissions and fees	125,536	118,848	6,688	5.63%
Gain on sales / calls of investment securities	1,095,390	8,405	1,086,985	12932.60%
Mortgage origination income	186,631	192,206	(5,575)	-2.90%
Other income	254,933	470,149	(215,216)	-45.78%
Total noninterest income	$2,080,584	$1,230,384	$850,200	69.10%

Non-interest income for the three and six months ended June 30, 2009 increased $850 thousand, or 69%, and $1.1 million, or 50%, respectively, when compared to the three and six months ended June 30, 2008.  The increase is primarily due to the gains on the sales of several mortgage-backed securities during the second quarter of 2009.  The decrease in other income for the three and six months ended June 30, 2009, compared to the same periods in 2008 is due to the Bank recognizing $171 thousand from the fair value adjustments to an interest rate swap during the second quarter of 2008 and to the decrease in commission fees from our wealth management department.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
Salaries	$5,415,452	$5,687,615	$(272,163)	-4.79%
Occupancy expense	891,754	911,671	(19,917)	-2.18%
Equipment rental and depreciation of equipment	631,503	544,310	87,193	16.02%
Loss (gain) on sale of other assets	1,523,685	13,485	1,510,200	11199.11%
Goodwill impairment	19,533,501	—	19,533,501	100.00%
Other expenses	4,553,327	3,363,258	1,190,069	35.38%
Total noninterest expense	$32,549,222	$10,520,339	$22,028,883	209.39%

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
Salaries	$2,638,685	$2,823,534	$(184,849)	-6.55%
Occupancy expense	436,857	462,873	(26,016)	-5.62%
Equipment rental and depreciation of equipment	326,202	280,296	45,906	16.38%
Loss (gain) on sale of other assets	1,460,750	(165)	1,460,915	-885403.03%
Goodwill impairment	19,533,501	—	19,533,501	100.00%
Other expenses	2,838,226	1,766,184	1,072,042	60.70%
Total noninterest expense	$27,234,221	$5,332,722	$21,901,499	410.70%

For the three and six months ended June 30, 2009, total non-interest expense was $27.2 million and $32.5 million, respectively.  This includes a $19.5 million charge for goodwill impairment.  Excluding this non-recurring charge, total non-interest expense for the three and six months ended June 30, 2009 was $7.7 million and $13.0 million, respectively.  When compared to the same periods of 2008, excluding the goodwill impairment charge, total non-interest expense for the three and six months increased $2.4 million, or 44%, and $2.5 million, or 24%, respectively.  This increase is attributable to the loss on the sales of Other Real Estate properties with one particular property loss totaling to $1.3 million during the second quarter of 2009, the recognition of Other Real Estate expenses from several foreclosed properties acquired since the fourth quarter of 2008, the increase of $386 thousand in quarterly FDIC assessments, and the accrual of $527 thousand for the special one-time FDIC assessment payable on September 30, 2009.  The decrease in salaries and employee benefits pertains to a reduction in the accrual of bonuses, the utilization of a bank officer one day per quarter furlough day, and a small reduction in staff.  The increases in equipment rental and depreciation of equipment and other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.  The decreases in occupancy expense are attributable to the Company closing of the St. Simons Island branch on December 31, 2008.  Since the fourth quarter of 2008, the Company continues to take measures to decrease controllable noninterest expense.

Income Tax Expense

Income tax benefit for the three and six months ended June 30, 2009 was $2.6 million and $2.3 million, respectively, compared to the income tax expense of $209 thousand and $710 thousand for the three and six months ended June 30, 2008, respectively.  The effective tax rate for the three and six months ended June 30, 2009 were 9.84% and 9.23%, respectively, compared to 22.80% and 27.23% for the three and six months ended June 30, 2008, respectively.  The effective tax rates were lower than the statutory tax rates primarily due to the tax-free income from certain investment securities and loans that are exempt from income taxes, tax credits received from affordable housing investments and the goodwill impairment charge.  The majority of the goodwill from the two acquisitions was treated as tax-free exchanges, which was not recognized for tax reporting purposes and therefore no tax deduction was allowed for the impairment charge.  Likewise, no tax benefit for the goodwill was recognized in the financial statements relating to the $19.5 million charge.

Liquidity

Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of the Company to meet those requirements.

The Company’s liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the Company, while at the same time ensuring that the deposit obligations of the Company are met on a timely basis. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix and maturity.

The Company’s liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled repayments on the Company’s loans and interest on, and maturities of, its investment securities. Sales of investment securities available for sale represent another source of liquidity to the Company. The Company may also utilize its cash and due from banks and federal funds sold to meet liquidity requirements as needed.

The Company also has the ability, on a short-term basis, to purchase up to $18 million in federal funds from other financial institutions. At June 30, 2009, the Company had no federal funds purchased. The Company had a total available line of $56.6 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $56.3 million in FHLB advances on this line at June 30, 2009.  The Company has a total available line of $56.3 million, subject to available collateral, from the Federal Reserve Bank (FRB).  The Company had no advances on the FRB line at June 30, 2009.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at June 30, 2009 and 2008 were 26.06% and 12.83%, respectively.

The Bank has relied heavily on brokered deposits in the past.  Management expects that this source of funding may not be available in the future and has instituted an aggressive retail deposit marketing campaign to replace a portion of the brokered CDs as they mature.  The increase in liquid assets is designed to provide cash to payoff a portion of the brokered deposits as they mature.

Capital Resources

In February and March, 2009, the Bank underwent a customary periodic regulatory examination performed by its state and federal bank regulators.  The final examination report was issued by the regulatory bodies during the third quarter of 2009.  Based on preliminary communications between Bank management and the regulators, the Bank will be expected to enter into a program of corrective action.  When a program of corrective action is determined by the regulators, management intends to fully and timely comply with all provisions.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Management believes, as of June 30, 2009 and as of December 31, 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2009, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  Although the Bank currently satisfies the well-capitalized requirements, when the Bank and its regulators enter into a program of corrective action or a formal enforcement action, the Bank will be categorized as “adequately capitalized” until such program of corrective action is no longer in effect.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2009 and December 31, 2008 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$84,124,000	10.24%	$65,721,875	>	8.0%	N/A		N/A
Bank	82,971,000	10.12%	65,589,723	>	8.0%	81,987,154	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$72,402,000	8.82%	$32,835,374	>	4.0%	N/A		N/A
Bank	71,260,000	8.69%	32,800,921	>	4.0%	49,201,381	>	6.0%

Tier I Capital To Average Assets
Consolidated	$72,402,000	6.66%	$43,484,685	>	4.0%	N/A		N/A
Bank	71,260,000	6.56%	43,451,220	>	4.0%	54,314,024	>	5.0%

December 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,583,000	10.47%	$66,921,108	>	8.0%	N/A		N/A
Bank	86,181,000	10.33%	66,742,304	>	8.0%	83,427,880	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,709,000	9.05%	$33,462,541	>	4.0%	N/A		N/A
Bank	74,332,000	8.91%	33,370,146	>	4.0%	50,055,219	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,709,000	7.84%	$38,627,041	>	4.0%	N/A		N/A
Bank	74,332,000	7.71%	38,563,943	>	4.0%	48,204,929	>	5.0%

We had outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at June 30, 2009 and December 31, 2008.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At June 30, 2009 and December 31, 2008, all of the Trust Preferred Securities qualify as a Tier I capital.  We had outstanding subordinated debentures totaling $1.4 million at June 30, 2009 and December 31, 2008.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines.  At June 30, 2009 and December 31, 2008, all of the subordinated debentures qualify as a Tier II capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Six Months Ended June 30, 2009

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Six Months Ended June 30, 2009

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report.  Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms.  The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Company pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the second quarter of 2009, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Six Months Ended June 30, 2009

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

Please refer to the material pending legal proceedings discussed in Part I, “Item 3. Legal Proceedings” in our Annual Report on form 10-K for the year ended December 31, 2008.  There have been no material developments in the matters discussed in our Annual Report and there are no further material legal proceedings to which the Company or the Bank is a party or of which their property is the subject.

Item 1A. Risk Factors

There have been no material changes from the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully consider the risk factor discussed below and those discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We expect to enter into a formal enforcement action with regulatory authorities, and we expect such action to place significant restrictions on our operations.

Under applicable laws, the FDIC and the Georgia Department of Banking and Finance, our primary banking regulators, have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. We expect the issuance of a formal enforcement action primarily due to the high level of nonperforming assets of the Bank, the high level of brokered deposits and the resulting impact on the Company’s financial condition.  These actions generally require certain corrective steps, impose limits on activities (such as lending, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require heightened capital ratios to be maintained.  In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of the actions, once issued, can result in more severe penalties. Generally, these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Future restrictions on the conduct of our business could adversely impact our ability to attract deposits.

If we enter into a formal enforcement action, we will no longer be considered “well capitalized” by our banking regulators, we are, among other restrictions, prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity.  Effective January 1, 2010, financial institutions that are not well capitalized will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate.  This national rate may be lower than the prevailing rates in our local market, and we may be unable to secure the permission of the FDIC to use a local market rate. If restrictions on the rates we are able to pay on deposit accounts negatively impacts our ability to compete for deposits in our market area, we may be unable to attract or maintain core deposits, and our liquidity and ability to support demand for loans could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

The regular annual meeting of the shareholders of the Company was held on June 9, 2009 (“Annual Meeting”).

At the Annual Meeting, the shareholders elected the following Class I directors to serve for three-year terms or until their successors are duly qualified and elected.  The following table sets forth the number of votes cast and withheld with respect to each nominated director.

Name	Votes for	Votes Withheld	Votes Against
Peter R. Cates	2,745,358	124,212	0
Laudis H. (Rick) Lanford	2,754,482	115,088	0
J. Russell Lipford, Jr.	2,726,227	143,343	0
Hugh F. Smisson, III	2,714,124	155,446	0
Donald L. Moore, Jr.	2,454,287	415,283	0

The following directors did not stand for reelection as their term of office continued:  Carolyn Crayton, Michael C. Griffin, Thomas J. McMichael, Tyler J. Rauls, Jr., Mark A. Stevens, Raymond O. Ballard, Jr., J. Douglas Dunwody, William A. Fickling, III, Carl E. Hofstadter and George Waters, Jr.

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

Date: August 13, 2009