Form 10-Q
period 2009-09-30
Atlantic Southern Financial Group, Inc.
filed 2009-11-10
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, no par value, 4,211,780 shares outstanding at November 10, 2009

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	As of
	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$8,330,095	$14,010,580
Interest-bearing deposits in other banks	62,357,577	1,119,556
Total cash and cash equivalents	70,687,672	15,130,136
Securities available for sale, at fair value	180,169,835	100,619,437
Federal Home Loan Bank stock, restricted, at cost	4,316,800	3,670,200
Loans held for sale	1,571,940	1,291,352
Loans, net of unearned income	760,499,549	792,883,664
Less - allowance for loan losses	(14,602,754)	(11,671,534)
Loans, net	745,896,795	781,212,130
Bank premises and equipment, net	31,322,862	31,049,394
Accrued interest receivable	5,363,330	6,342,138
Cash surrender value of life insurance	12,866,768	12,465,228
Goodwill and other intangible assets, net of amortization	2,639,429	22,444,667
Other real estate owned	15,775,214	10,196,165
Other assets	13,066,115	7,320,743
Total Assets	$1,083,676,760	$991,741,590

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$54,608,848	$48,482,128
Money market and NOW accounts	154,820,863	141,224,574
Savings	9,268,996	7,972,230
Time deposits	738,461,369	638,772,511
Total deposits	957,160,076	836,451,443
Federal Home Loan Bank advances	50,300,000	47,500,000
Subordinated debentures	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	5,149,813	5,487,499
Accrued expenses and other liabilities	1,827,457	1,630,080
Total liabilities	1,026,147,346	902,779,022
Commitments
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Common stock, no par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2009, $5 par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2008	74,624,881	21,058,900
Paid-in capital surplus	—	53,546,955
Retained earnings (accumulated deficit)	(17,738,955)	13,588,966
Accumulated other comprehensive income	643,488	767,747
Total shareholders’ equity	57,529,414	88,962,568
Total Liabilities and Shareholders’ Equity	$1,083,676,760	$991,741,590

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$10,424,193	$12,591,813	$32,555,605	$38,457,367
Interest on securities:
Taxable income	614,751	824,416	2,400,476	2,167,990
Non-taxable income	146,952	227,177	470,204	652,614
Income on federal funds sold	—	35,594	—	148,977
Other interest and dividend income	68,928	48,652	77,409	204,398
Total interest and dividend income	11,254,824	13,727,652	35,503,694	41,631,346
Interest Expense:
Deposits	6,704,732	7,310,723	20,052,429	21,889,215
Junior subordinated debentures	69,176	125,961	255,423	428,351
Federal funds purchased	112	8,037	209	52,797
FHLB borrowings and other interest expense	448,987	261,671	1,272,319	996,515
Total interest expense	7,223,007	7,706,392	21,580,380	23,366,878

Net interest income	4,031,817	6,021,260	13,923,314	18,264,468
Provision for loan losses	11,352,000	907,000	17,420,000	2,255,000
Net interest income (expense) after provision for loan losses	(7,320,183)	5,114,260	(3,496,686)	16,009,468
Noninterest Income:
Service charges on deposit accounts	464,250	455,318	1,303,925	1,312,536
Other service charges, commissions and fees	135,817	128,818	373,944	357,549
Gain (loss) on sales, calls and impairment write-down of investment securities	15,342	(1,160,895)	1,331,160	(1,120,650)
Mortgage origination income	249,162	210,794	642,749	640,826
Other income	267,493	245,851	823,569	923,082
Total noninterest income	1,132,064	(120,114)	4,475,347	2,113,343
Noninterest Expense:
Salaries and employee benefits	2,423,366	3,027,999	7,838,818	8,715,614
Occupancy expense	463,275	482,284	1,355,029	1,393,955
Equipment rental and depreciation of equipment	333,301	318,108	964,804	862,418
Loss on sale of other assets	464,847	23,951	1,988,532	37,436
Goodwill impairment	—	—	19,533,501	—
Other expenses	2,810,101	1,889,478	7,363,428	5,252,736
Total noninterest expense	6,494,890	5,741,820	39,044,112	16,262,159

Earnings (Loss) Before Income Taxes	(12,683,009)	(747,674)	(38,065,451)	1,860,652
Income tax benefit (expense)	4,395,044	400,799	6,737,530	(309,535)
Net Earnings (Loss)	$(8,287,965)	$(346,875)	$(31,327,921)	$1,551,117
Net Earnings (Loss) per share:
Basic	$(1.97)	$(0.08)	$(7.44)	$0.37
Diluted	$(1.97)	$(0.08)	$(7.44)	$0.35
Dividends declared per share:	$—	$0.03	$—	$0.09

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings (loss)	$(8,287,965)	$(346,875)	$(31,327,921)	$1,551,117
Other comprehensive income (loss):
Unrealized holding gain (losses) on investment securities available for sale	1,349,409	(463,367)	1,200,506	(1,462,738)
Reclassification adjustment for (gains) losses realized in net earnings	(15,342)	1,160,895	(1,388,778)	1,120,650
Total other comprehensive income (loss), before tax	1,334,067	697,528	(188,272)	(342,088)
Income taxes related to other comprehensive (income) loss:
Unrealized holding (gains) losses on investment securities available for sale	(458,799)	157,545	(408,172)	497,331
Reclassification adjustment for gains (losses) realized in net earnings	5,216	(394,704)	472,185	(381,020)
Total income taxes related to other comprehensive (income) loss	(453,583)	(237,159)	64,013	116,311
Total other comprehensive income (loss), net of tax	880,484	460,369	(124,259)	(225,777)
Total comprehensive income (loss)	$(7,407,481)	$113,494	$(31,452,180)	$1,325,340

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net earnings (loss)	$(31,327,921)	$1,551,117
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	17,420,000	2,255,000
Depreciation	1,219,143	1,072,085
Stock based compensation	19,026	41,202
Goodwill impairment charge	19,533,501	—
Amortization and (accretion), net	536,481	233,401
Loss on sales and impairment of other assets	2,370,298	119,505
(Gain) loss on sales, calls and impairment write-down of investment securities	(1,331,160)	1,120,650
Earnings on cash surrender value of life insurance	(401,540)	(388,449)
Change in:
Loans held for sale	(280,588)	(13,488)
Accrued income and other assets	(5,012,220)	(1,188,802)
Accrued expenses and other liabilities	(76,297)	801,407
Net cash provided by operating activities	2,668,723	5,603,628
Cash Flows from Investing Activities:
Net change in loans to customers	5,215,629	(101,892,953)
Purchase of available for sale securities	(201,094,582)	(51,214,050)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	122,479,947	22,778,346
Purchase of other investments	(880,600)	(686,200)
Proceeds from sale of other investments	484,000	684,000
Purchase of cash surrender value of life insurance	—	(7,500,000)
Property and equipment expenditures	(1,492,611)	(2,578,378)
Cash paid for improvements of other real estate	(25,048)	(117,259)
Proceeds from sales of assets	4,693,445	578,351
Net cash used in investing activities	(70,619,820)	(139,948,143)
Cash Flows from Financing Activities:
Net change in deposits	120,708,633	141,219,268
Net increase in federal funds purchased	—	191,000
Advances on FHLB borrowings	31,000,000	20,200,000
Payments on FHLB borrowings	(28,200,000)	(30,200,000)
Proceeds from subordinated debentures	—	950,000
Dividends paid	—	(373,661)
Net cash provided by financing activities	123,508,633	131,986,607
Net Increase (Decrease) in Cash and Cash Equivalents	55,557,536	(2,357,908)
Cash and Cash Equivalents, Beginning of Year	15,130,136	19,924,178
Cash and Cash Equivalents, End of Quarter	$70,687,672	$17,566,270

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Supplemental Disclosure of Cash Flow Information

Noncash transactions:

	Nine Months Ended September 30,
	2009	2008
Changes in unrealized gain/loss on investments, net of tax effect	$(124,259)	$(225,777)
Transfer of loans to other real estate and other assets	$16,758,579	$1,676,776
Transfer of other real estate to loans	$4,078,873	$—

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

(2)   Subsequent Events

The Company performed an evaluation of subsequent events through November 10, 2009, the date upon which the Company’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.  No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

(3)   Management’s Plan of Action for Cease and Desist Order

On September 11, 2009, Atlantic Southern Bank (the “Bank”), the wholly-owned subsidiary bank of Atlantic Southern Financial Group, Inc., entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”).  Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the GDBF. Other material provisions of the order require the Bank to: (i) strengthen its board of directors’ oversight of management and operations of the Bank, (ii) establish a committee consisting of at least four members, three of which must be independent, to oversee the Bank’s compliance with the Order, (iii) maintain specified capital and liquidity ratios, (iv)  improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of commercial real estate and acquisition, development and construction loans, (v) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vi) perform risk segmentation analysis with respect to concentrations of credit, (vii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits and submit a written plan for eliminating its reliance on brokered deposits, (viii) adopt and implement a policy limiting the use of loan interest reserves, (ix) formulate and fully implement a written plan and comprehensive budget for all categories of income and expense, and (x) prepare and submit progress reports to the FDIC and the GDBF. The FDIC order will remain in effect until modified or terminated by the FDIC and the GDBF.

The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law.  The FDIC and GDBF did not impose or recommend any monetary penalties.

The following is an update as to the actions taken by the Bank in response to the Order.  As of the date of this report, the Bank has made the following progress in complying with the above stated provisions:

(i)                                    Since the Order and throughout 2009, the board of director’s participation in the affairs of the Bank has increased through greater communication with management, an analysis of management reports to the board, as well as increased committee activities.

(ii)                                 The Bank has formed an oversight committee for the purpose of monitoring the Bank’s overall compliance with the Order and this committee has been meeting bi-weekly and reporting to the full board of the Bank at each regularly scheduled board meeting.  Although not specifically required by the Order, the board engaged an independent management consulting firm to conduct an assessment of Bank management.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(iii)                             The Bank has developed a capital plan, which includes expense reductions to improve earnings, restructuring the balance sheet to reduce non-performing assets, seeking new capital and limiting loan growth.  The Bank is currently updating the plan and will continue to revise the plan quarterly.  The Bank has also reviewed its written liquidity, contingency funding, and funds management policies and has made appropriate revisions.  Both the revised capital plan and the revised liquidity policy have been submitted to the supervisory authorities for review.  The Bank’s Total Risk Based Capital ratio was 9.34% and the Tier 1 Leverage Ratio was 5.69% at September 30, 2009.  The Bank’s liquidity ratio at September 30, 2009 was 25.94%.

(iv)                             The Bank has reviewed and revised lending policies to provide additional guidance and control over the lending functions.

(v)                                The Bank has eliminated from its books all assets or portions of assets classified as “Loss” and 50% of all assets or portions of assets classified as “Doubtful”.

(vi)                             The Bank has performed a risk segmentation analysis with respect to concentrations of credit and is developing a plan to reduce the concentrations of credit.  Upon completion, we will submit the plan to the supervisory authorities.

(vii)                          The Bank submitted to the supervisory authorities a written plan for eliminating its reliance on brokered deposits and will not accept, roll over or renew any brokered deposits unless a waiver has been received from the FDIC.  The Bank has significantly reduced its exposure to brokered deposits.  Since June 30, 2008, the Bank reduced brokered deposits by 19.3%, or $78 million, while increasing core deposits by $199 million during the same period.

(viii)                       The Bank has adopted a policy limiting the use of interest reserves.

(ix)                               A three-year profit plan has been developed and is currently under review by the oversight committee.

(x)                                  The Bank has submitted the required progress report to the appropriate supervisory authorities.

(4)   Net Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  Options and warrants were not included in the diluted (loss) per share computations for the three and nine months ended September 30, 2009 and for the three months ended September 30, 2008 as they were all antidilutive.

The reconciliation of the amounts used in the computation of both “basic earnings (loss) per share” and “diluted earnings (loss) per share” for each period is presented as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings (loss)	$(8,287,965)	$(346,875)	$(31,327,921)	$1,551,117

Weighted average common shares outstanding	4,211,780	4,151,780	4,211,780	4,151,780
Shares issued from assumed exercise of common stock equivalents	—	—	—	227,819
Weighted average number of common and common equivalent shares outstanding	4,211,780	4,151,780	4,211,780	4,379,599
Earnings (loss) per share:
Basic	$(1.97)	$(0.08)	$(7.44)	$0.37

Diluted	$(1.97)	$(0.08)	$(7.44)	$0.35

(5)   Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  All investments as of September 30, 2009 and December 31, 2008 are classified as available for sale.  The following table reflects the amortized cost and estimated fair values of the investments:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2009
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$100,163,158	$43,013	$(675)	$100,205,496
U.S. government sponsored enterprises	37,318,791	471,536	(12,050)	37,778,277
State and political subdivisions	15,429,117	266,257	(456,632)	15,238,742
Other investments	250,000	11,560	—	261,560
Total non-mortgage backed debt securities	153,161,066	792,366	(469,357)	153,484,075
Mortgage backed securities	25,949,062	702,546	(50,870)	26,600,738
Equity securities	84,725	5,097	(4,800)	85,022
Total	$179,194,853	$1,500,009	$(525,027)	$180,169,835
December 31, 2008
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$249,892	$1,701	$—	$251,593
U.S. government sponsored enterprises	17,051,518	709,477	—	17,760,995
State and political subdivisions	21,241,661	119,635	(1,063,228)	20,298,068
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	38,793,071	830,813	(1,063,228)	38,560,656
Mortgage backed securities	60,578,388	1,470,122	(12,465)	62,036,045
Equity securities	84,725	—	(61,989)	22,736
Total	$99,456,184	$2,300,935	$(1,137,682)	$100,619,437

The amortized cost and fair values of pledged securities for public deposits were as follows:

	September 30,	December 31,
	2009	2008
Amortized cost	$5,839,067	$12,098,353
Fair value	$5,644,967	$12,106,428

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2009, by contractual maturity, is shown below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary.

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed debt securities:
Due in one year or less	$101,162,232	$101,210,806
Due after one year through five years	27,678,402	27,882,131
Due after five years through ten years	11,652,303	11,847,718
Due after ten years	12,668,129	12,543,420
Total non-mortgage backed debt securities	$153,161,066	$153,484,075

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

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	September 30, 2009
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$(675)	$2,991,900	$—	$—
U.S. government sponsored enterprises	(12,050)	2,487,950	—	—
State and political subdivisions	(16,619)	1,496,265	(440,013)	4,051,759
Total non-mortgage backed debt securities	(29,344)	6,976,115	(440,013)	4,051,759
Mortgage backed securities	(50,870)	2,470,308	—	—
Equity securities	—	—	(4,800)	70,000
Total	$(80,214)	$9,446,423	$(444,813)	$4,121,759

	December 31, 2008
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. government sponsored enterprises	$—	$—	$—	$—
State and political subdivisions	(1,038,539)	12,911,929	(24,689)	390,310
Total non-mortgage backed debt securities	(1,038,539)	12,911,929	(24,689)	390,310
Mortgage backed securities	(12,465)	2,644,664	—	—
Equity securities	(61,989)	22,736	—	—
Total	$(1,112,993)	$15,579,329	$(24,689)	$390,310

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

At September 30, 2009, nineteen debt securities had unrealized losses with aggregate depreciation of 0.29% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis, no declines are deemed to be other than temporary.

The following table summarizes securities sales activity for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds from sales	$—	$6,628,958	$51,611,819	$6,628,958
Proceeds from calls	5,040,000	440,000	5,220,000	8,255,000
Proceeds from maturities	27,340,247	3,750,000	56,080,247	4,750,000
Total	$32,380,247	$10,818,958	$112,912,066	$19,633,958

Gross gains	$16,119	$26,030	$1,400,252	$66,275
Gross losses	(777)	(21,641)	(11,474)	(21,641)
Impairment losses	—	(1,165,284)	(57,618)	(1,165,284)

Net gains (losses) of securities	$15,342	$(1,160,895)	$1,331,160	$(1,120,650)

Income tax expense (benefit)	$5,216	$(394,704)	$472,185	$(381,020)

During the second quarter of 2009, the Company recognized an impairment loss of $57,618 on an equity investment in Silverton Bank, a financial institution that failed during the quarter.  The impairment loss represents the full amount of the Company’s investment in Silverton.

During the second quarter of 2009, the Bank restructured approximately $36 million in U.S. agency and mortgage backed securities to capture gains on securities prepaying at high speeds, to offset the FDIC special assessment and to shorten the average maturity of the portfolio.

During the third quarter of 2009, the Bank recognized approximately $16 thousand from the calls of $5.0 million in U.S government sponsored enterprises securities.  Other proceeds are from the maturities of $1.8 million in U.S. government sponsored enterprises, $25.0 million in U.S. Treasury obligations and $605 thousand in state and political subdivisions securities.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)  Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and for the year ended December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Beginning Balance	$11,671,534	$8,878,795
Add:
Provision for possible loan losses	17,420,000	7,443,000
Subtotal	29,091,534	16,321,795
Less:
Loans charged off	14,708,798	4,843,627
Recoveries on loans previously charged off	(220,018)	(193,366)
Net loans charged off	14,488,780	4,650,261
Balance, end of period	$14,602,754	$11,671,534

(7)  Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	September 30.	December 31,
	2009	2008
Accruing loans 90 days past due	$—	$—
Non-accrual loans	69,900,631	21,103,468
Repossessed assets	40,500	34,783
Other real estate	15,775,214	10,196,165
Total non-performing assets	$85,716,345	$31,334,416

Nonperforming assets increased $54.4 million, or 173.6%, from December 31, 2008 to September 30, 2009.  This increase is largely due to several large relationships that are secured by commercial and residential real estate construction and land development real estate being placed on non-accrual during the three quarters of 2009.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate increased $5.6 million from December 31, 2008 to September 30, 2009.  This increase is largely due to the addition of $16.8 million in foreclosed properties being offset by the sale of $8.8 million in foreclosed properties resulting in $2.0 million loss on these properties.  During the third quarter of 2009, the Company added approximately $12.1 million in 29 other real estate properties.

As of September 30, 2009 and December 31, 2008, the Company’s other real estate consisted of the following:

	As of September 30, 2009		As of December 31, 2008
1-4 Family residential properties	21	$3,203,001	8	$3,574,090
Nonfarm nonresidential properties	9	6,085,070	5	520,101
Multifamily residential properties	1	31,675	—	—
Construction & land development properties	23	6,455,468	15	6,101,974
Total	54	$15,775,214	28	$10,196,165

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

On November 3, 2009, the Bank foreclosed on approximately $7.4 million in various commercial, construction and land development and 1-4 family residential real estate properties.  These properties were being held as collateral against several non-accrual loans at September 30, 2009.  Management is currently evaluating any additional losses on these properties.

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

(8)  Goodwill

A summary of the changes in goodwill as of September 30, 2009 and December 31, 2008 is presented below.

	September 30,	December 31,
	2009	2008
Beginning Balance	$19,533,501	$19,533,501
Impairment	(19,533,501)	—
Ending Balance	$—	$19,533,501

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

(9)  Shareholders’ Equity

On May 27, 2009, the Company amended its Articles of Incorporation to eliminate par value per share with respect to its common stock from the previous $5.00 par value per share of its common stock.  Therefore, the paid-in capital surplus for the Company as of that date was included with the Company’s common stock.

(10) Fair Value Measurements and Disclosures

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	As of September 30,
	2009
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$180,169,835	$—	$180,169,835	$—
Total assets at fair value	$180,169,835	$—	$180,169,835	$—

During the first quarter of 2009, the Company changed its investment bond accountants.  Therefore, the level of measurement techniques to evaluate some of the securities available-for-sale changed to include all in the Level

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

	As of September 30,
	2009
	Total	Level 1	Level 2	Level 3

Loans	$79,668,971	$—	$79,668,971	$—
Loans held for sale	1,571,940		1,571,940
Other real estate owned	15,775,214	—	15,775,214	—

Total assets at fair value	$97,016,125	$—	$97,016,125	$—

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$70,687,672	$70,687,672	$15,130,136	$15,130,136
Securities available for sale	180,169,835	180,169,835	100,619,437	100,619,437
Federal Home Loan Bank Stock	4,316,800	4,316,800	3,670,200	3,670,200
Loans held for sale	1,571,940	1,571,940	1,291,352	1,291,352
Loans, net	745,896,795	747,117,534	781,212,130	783,884,588
Other real estate owned	15,775,214	15,775,214	10,196,165	10,196,165
Cash surrender value of life insurance	12,866,768	12,866,768	12,465,228	12,465,228
Liabilities:
Deposits	957,160,076	963,849,714	836,451,443	838,965,232
FHLB borrowings	50,300,000	51,268,959	47,500,000	48,403,420
Subordinated debentures	1,400,000	1,400,000	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(11) Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update — Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. ASU 2009-03 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.)           A valuation technique that uses:

a.               The quoted price of the identical liability when traded as an asset.

b.              Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.)           Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-5 will not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Nine Months in the Period Ended

September 30, 2009 and 2008

The following discussion of financial condition as of September 30, 2009 compared to December 31, 2008, and the results of operations for the three months and nine months ended September 30, 2009 compared to the three months and nine months ended September 30, 2008 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

•                  the impact of changes in accounting policies by the Securities and Exchange Commission, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and others that set accounting standards;

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

•                  the possibility that we will be unable to comply with the conditions imposed upon us in the Order to Cease and Desist, which could result in the imposition of further restrictions on our operations or penalties;

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

Executive Summary and Recent Developments

The Company’s total assets at September 30, 2009, were approximately $1.1 billion, which represented an increase of approximately $91.9 million, or 9.27%, from December 31, 2008.  Net earnings (loss) decreased $32.9 million, or 2119.70%, for the nine months ended September 30, 2009 to a loss of $31.3 million, or $7.44 per diluted share, compared to earnings of $1.6 million, or $0.35 per diluted share, for the nine months ended September 30, 2008.

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

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	September 30,	December 31,
	2009	2008	$ Change	% Change
Assets:
Total cash and cash equivalents	$70,687,672	$15,130,136	$55,557,536	367.20%
Securities available for sale	180,169,835	100,619,437	79,550,398	79.06%
Loans, net of unearned income	760,499,549	792,883,664	(32,384,115)	-4.08%
Cash surrender value of life insurance	12,866,768	12,465,228	401,540	3.22%
Goodwill and other intangible assets	2,639,429	22,444,667	(19,805,238)	-88.24%
Total assets	1,083,676,760	991,741,590	91,935,170	9.27%
Liabilities:
Deposits	957,160,076	836,451,443	120,708,633	14.43%
FHLB advances	50,300,000	47,500,000	2,800,000	5.89%
Subordinated debentures	1,400,000	1,400,000	—	—
Junior subordinated debentures	10,310,000	10,310,000	—	—
Accrued expenses and other liabilities	1,827,457	1,630,080	197,377	12.11%

Loan to Deposit Ratio	79.45%	94.79%

The most significant change in the composition of assets was the increase in cash and due from banks due to the growth of deposits of the Company.  The most significant change in the composition of liabilities was the increase in deposits, especially time deposits.  Time deposits, including brokered and core deposits, are our principal source of funds for loans and investing in securities.  Local retail time deposits at September 30, 2009, increased approximately $158.2 million since December 31, 2008 due to managements’ aggressive efforts to increase core deposits and reduce the Bank’s reliance on brokered deposits.  The Company was able to decrease brokered deposits since December 31, 2008 by approximately $58.5 million at September 30, 2009 primarily due to its ability to replace them with retail deposits.  Other core deposits (non-interest bearing, interest bearing and saving accounts) increased approximately $21.0 million at September 30, 2009 compared to December 31, 2008.

Due to our strong loan demand in the past, we chose to obtain a portion of our deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We have also utilized out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  Our brokered time deposits represented 34.05% of our deposits as of September 30, 2009 when compared to 46.2% of our deposits as of December 31, 2008.  Pursuant to the Order, the Bank is prohibited from accepting, rolling over, or renewing any brokered deposits without first receiving a brokered deposit waiver from the FDIC.

In the past, the Bank has relied heavily on brokered deposits.  As a result of the Order, this source of funding is limited and management has instituted an aggressive retail deposit marketing campaign to replace a portion of the brokered CDs as they mature.

Investment Securities

Securities in our portfolio totaled $180.2 million at September 30, 2009, compared to $100.6 million at December 31, 2008.  The most significant increase in the securities portfolio has resulted from the purchase of $150.1 million in U.S. Treasury securities and $38.4 million of U.S Government Sponsored Enterprises securities, which were offset by the sale of $5.1 million in state, county and municipal bonds, the maturity of $50.2 million in U.S. Treasury securities and the sales and/or paydowns of $47.8 million in mortgage-backed securities.  At September 30, 2009, the securities portfolio had unrealized net gains of approximately $975 thousand.

The following table shows the carrying value of the investment securities at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(Amounts in Thousands)
Securities available for sale:
U. S. Government Sponsored Enterprises	$37,778	$17,761
U. S. Treasury Securities	100,205	251
State, County and Municipal	15,239	20,298
Mortgage-backed Securities	26,601	62,036
Other Investments	347	273
Total	$180,170	$100,619

The following table summarizes securities sales activity for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds from sales	$—	$6,628,958	$51,611,819	$6,628,958
Proceeds from calls	5,040,000	440,000	5,220,000	8,255,000
Proceeds from maturities	27,340,247	3,750,000	56,080,247	4,750,000
Total	$32,380,247	$10,818,958	$112,912,066	$19,633,958

Gross gains	$16,119	$26,030	$1,400,252	$66,275
Gross losses	(777)	(21,641)	(11,474)	(21,641)
Impairment losses	—	(1,165,284)	(57,618)	(1,165,284)

Net gains (losses) of securities	$15,342	$(1,160,895)	$1,331,160	$(1,120,650)

Income tax expense (benefit)	$5,216	$(394,704)	$472,185	$(381,020)

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

During the third quarter of 2009, the Bank recognized approximately $16 thousand from the calls of $5.0 million in U.S government sponsored enterprises securities.  Other proceeds are from the maturities of $1.8 million in U.S. government sponsored enterprises, $25.0 million in U.S. Treasury obligations and $605 thousand in state and political subdivisions securities.

Loans

Total loans, net of unearned income, decreased approximately $32.4 million, or 4.08%, at September 30, 2009, from December 31, 2008 as management has made an effort to limit loan growth in order to preserve capital for the Company.  Management is limiting credit availability especially for acquisitions, development and construction loans and pursuing collection efforts aggressively.  The following table presents a summary of the loan portfolio by category.

	September 30,	December 31,
	2009	2008
	(Amounts in Thousands)

Commercial	$57,476	$70,187
Real estate - commercial	317,230	310,459
Real estate - construction	285,356	314,405
Real estate - mortgage	92,357	89,102
Obligations of political subdivisions in the U.S.	324	347
Consumer	8,072	8,905
Total Loans	760,815	793,405
Less:
Unearned loan fees	(315)	(521)
Allowance for loan losses	(14,603)	(11,672)
Loans, net	$745,897	$781,212

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

The following table presents a summary of changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2009 and 2008.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in Thousands)

Balance beginning of period	$14,911	$9,734	$11,672	$8,879
Loans charged-off	(11,798)	(349)	(14,709)	(934)
Recoveries	138	20	220	112
Net charge-offs	(11,660)	(329)	(14,489)	(822)
Provision for loan losses	11,352	907	17,420	2,255
Balance end of period	$14,603	$10,312	$14,603	$10,312

Total Loans:
At period end	$760,500	$794,377	$760,500	$794,377
Average	782,622	804,406	789,869	755,685

As a percentage of average loans (annualized):
Net charge-offs	5.91%	0.16%	2.45%	0.15%
Provision for loan losses	5.80%	0.45%	2.95%	0.40%
Allowance as a percentage of period end loans	1.92%	1.30%	1.92%	1.30%
Allowance as a percentage of non-performing loans	20.89%	118.27%	20.89%	118.27%

Management believes that the allowance for loan losses at September 30, 2009 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	September 30.	December 31,
	2009	2008
Accruing loans 90 days past due	$—	$—
Non-accrual loans	69,900,631	21,103,468
Repossessed assets	40,500	34,783
Other real estate	15,775,214	10,196,165
Total non-performing assets	$85,716,345	$31,334,416

Nonperforming assets increased $54.4 million, or 173.6%, from December 31, 2008 to September 30, 2009.  This increase is largely due to several large relationships that are secured by commercial and residential real estate construction and land development real estate being placed on non-accrual during the three quarters of 2009.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate increased $5.6 million from December 31, 2008 to September 30, 2009.  This increase is largely due to the addition of $16.8 million in foreclosed properties being offset by the sale of $8.8 million in foreclosed properties resulting in $2.0 million loss on these properties.  During the third quarter of 2009, the Company added approximately $12.1 million in 29 other real estate properties.

As of September 30, 2009 and December 31, 2008, the Company’s other real estate consisted of the following:

	As of September 30, 2009		As of December 31, 2008
1-4 Family residential properties	21	$3,203,001	8	$3,574,090
Nonfarm nonresidential properties	9	6,085,070	5	520,101
Multifamily residential properties	1	31,675	—	—
Construction & land development properties	23	6,455,468	15	6,101,974
Total	54	$15,775,214	28	$10,196,165

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

On November 3, 2009, the Bank foreclosed on approximately $7.4 million in various commercial, construction and land development and 1-4 family residential real estate properties.  These properties were being held as collateral against several non-accrual loans at September 30, 2009.  Management is currently evaluating any additional losses on these properties.

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

Since year-end, however, the Company’s stock price continues to trade below its per-share book value which management believes reflects uncertainty about the economic cycle.  The current economic environment has also resulted in lower earnings with higher credit costs.  Higher credit costs are reflected in the income statement as well as valuation adjustments to the loan balances, through increases to the level of the allowance for loan losses.  With these factors in place, management believed that goodwill should be re-assessed for impairment.  The Company engaged the same business valuation firm to update their year-end valuation analysis, which included a discounted cash flow analysis.  The conclusion from the updated impairment analysis was that impairment was present and a $19.5 million charge to earnings was taken during the second quarter of 2009.

Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes.  Therefore, the non-cash goodwill impairment charge had no effect on the Company’s regulatory capital ratios or cash flows of the Company.

Deposits

Total deposits at September 30, 2009 were $957.2 million, an increase of $120.7 million, or 14.4%, from December 31, 2008.  Total interest bearing demand and savings accounts of $164.1 million increased $14.9 million, or 10.0%, resulting mainly from our branching efforts and our emphasis on increasing core deposits.

Total time deposits as of September 30, 2009 were $738.5 million, an increase of $99.7 million, or 15.6%, from December 31, 2008.  Total retail time deposits at September 30, 2009 increased approximately $158.2 million, or 21.4% of total time deposits, from December 31, 2008 due to managements’ aggressive efforts to increase core deposits and reduce reliance on brokered deposits.  The weighted average rates paid for retail time deposits for the three and nine months ended September 30, 2009 were 3.00% and 3.27%, respectively, compared to 4.07% and 4.55% for the three and nine months ended September 30, 2008, respectively.  Total brokered deposits at September 30, 2009 decreased approximately $58.5 million, or 7.9% of total time deposits, from December 31, 2008, resulting mainly from our ability to replace brokered deposits with retail deposits during the three quarters of 2009.  The weighted average rates paid for brokered deposits for the three and nine months ended September 30, 2009 were 3.41% and 3.59%, respectively, compared to 3.96% and 4.33% for the three and nine months ended September 30, 2008.

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

The following table shows the significant components of net earnings (loss):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Interest and Dividend Income	$35,503,694	$41,631,346	$(6,127,652)	-14.72%
Interest Expense	21,580,380	23,366,878	(1,786,498)	-7.65%
Net Interest Income	13,923,314	18,264,468	(4,341,154)	-23.77%
Provision for Loan Losses	17,420,000	2,255,000	15,165,000	672.51%
Net Earnings (Loss)	(31,327,921)	1,551,117	(32,879,038)	-2119.70%
Net Earnings (Loss) Per Diluted Share	$(7.44)	$0.35	(7.79)	-2225.71%

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
Interest and Dividend Income	$11,254,824	$13,727,652	$(2,472,828)	-18.01%
Interest Expense	7,223,007	7,706,392	(483,385)	-6.27%
Net Interest Income	4,031,817	6,021,260	(1,989,443)	-33.04%
Provision for Loan Losses	11,352,000	907,000	10,445,000	1151.60%
Net Loss	(8,287,965)	(346,875)	(7,941,090)	-2289.32%
Net Loss Per Diluted Share	$(1.97)	$(0.08)	(1.89)	-2362.50%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $4.3 million, or 23.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Net interest income decreased $2.0 million, or 33.0%, for the third quarter of 2009 compared to the same period in 2008.

Total interest and dividend income for the three and nine months ended September 30, 2009 decreased $2.5 million, or 18.0%, and $6.1 million, or 14.7%, respectively, when compared to the three and nine months ended September 30, 2008.  This decrease is primarily due to the effect of the Federal Reserve decreasing the federal funds rate, which affects a majority of the interest rates for our loans and due to the reversal of interest income from loans going on non-accrual status.  Interest income was reduced by $540 thousand and $1.5 million, respectively, for the three and nine months ended September 30, 2009.  The average loan and loan held for sale portfolio for the three months ended September 30, 2009 decreased approximately $21.8 million, or 2.7%, when compared to average loan and loan held for sale portfolios for the three months ended September 30, 2008.  The average loan and loan held for sale portfolio for the nine months ended September 30, 2009 increased approximately $34.2 million, or 4.5%, when compared to average loan and loan held for sale portfolios for the nine months ended September 30, 2008.  The average yield on loans, however, decreased during the three and nine months ended September 30, 2009 to 5.29% and 5.51%, respectively, compared to an average yield of 6.21% and 6.81% for the three and nine months ended September 30, 2008, respectively.

Total interest expense for the three and nine months ended September 30, 2009 decreased $483 thousand, or 6.3%, and $1.8 million, or 7.7%, respectively, when compared to the three and nine months ended September 30, 2008.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances increased approximately $141.9 million and $147.5 million when comparing the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008.  The average rate paid on the deposit portfolios for the three and nine months ended September 30, 2009 decreased to 2.87% and 3.09%, respectively, from 3.67% and 4.03% when compared to the three and nine months ended

September 30, 2008, respectively.  Average borrowing balances increased approximately $20.3 million and $12.9 million when comparing the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008, respectively.  Average interest rates paid on borrowings were 3.27% and 3.24% for the three and nine months ended September 30, 2009, respectively, compared to 3.68% and 3.93% for the three and nine months ended September 30, 2008, respectively.

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

For the three months ended September 30, 2009 and 2008, our tax equivalent net interest spread was 1.39% and 2.41%, respectively, while the tax equivalent net interest margin was 1.56% and 2.70%, respectively.  For the nine months ended September 30, 2009 and 2008, our tax equivalent net interest spread was 1.86% and 2.60%, respectively, while the tax equivalent net interest margin was 1.97% and 2.94%, respectively.  The decreases in net interest spread and net interest margin from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, were due to our promotion of higher short-term yields on retail time deposits, which reduced our dependence on  brokered time deposits, purchase of investment securities and the reduction of the short-term rates by the Federal Reserve, starting in the second quarter of 2007 and continuing through the fourth quarter of 2008, and its effect on the Company’s slightly asset-sensitive balance sheet.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended September 30, 2009 and 2008.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2009			2008
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$782,622	$10,424	5.29%	$804,406	$12,592	6.21%
Federal funds sold	0	0	0.00%	6,774	36	2.08%
Investment securities - taxable (7)	144,475	615	1.69%	63,684	824	5.13%
Investment securities - tax-exempt (6) (7)	14,342	147	6.16%	22,998	227	5.93%
Other interest and dividend income	106,522	69	0.26%	5,351	49	3.63%
Total Earning Assets	1,047,961	11,255	4.29%	903,213	13,728	6.08%

Non-interest-earning assets
Allowance for loan losses	(15,049)			(9,985)
Cash and due from banks	12,855			10,149
Premises and equipment	31,481			29,086
Accrued interest receivable	5,436			6,805
Other assets	31,793			41,842
Total Assets	$1,114,477			$981,110

Interest bearing liabilities
Interest bearing demand	$165,538	$655	1.57%	$122,957	$646	2.08%
Savings	9,456	11	0.46%	8,294	12	0.57%
Time deposits	751,271	6,039	3.19%	659,375	6,653	4.00%
Total interest bearing deposits	926,265	6,705	2.87%	790,626	7,311	3.67%
Federal Home Loan Bank advances	51,139	406	3.15%	30,952	262	3.36%
Other borrowings	1,483	43	11.50%	1,408	8	2.25%
Junior subordinated debentures	10,310	69	2.66%	10,310	126	4.85%
Total borrowed funds	62,932	518	3.27%	42,670	396	3.68%
Total interest-bearing liabilities	989,197	7,223	2.90%	833,296	7,707	3.67%

Non-interest bearing deposits	56,016			49,770
Other liabilities	5,382			7,871
Shareholders’ equity	63,882			90,173
Total Liabilities and Shareholders’ Equity	$1,114,477			$981,110
Net interest revenue (1)		$4,032			$6,021
Net interest spread (2)			1.39%			2.41%
Net interest margin (3) (6)			1.56%			2.70%

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

(5) Interest income includes loan fees as follows (in thousands): 2009 - $276; 2008 - $432

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the nine months ended September 30, 2009 and 2008.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Nine Months Ended September 30,
	2009			2008
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$789,869	$32,556	5.51%	$755,685	$38,457	6.81%
Federal funds sold	0	0	0.00%	7,986	149	2.49%
Investment securities - taxable (7)	112,795	2,400	2.84%	56,663	2,168	5.12%
Investment securities - tax-exempt (6) (7)	15,406	470	6.18%	21,969	653	6.02%
Other interest and dividend income	45,340	77	0.23%	5,254	204	5.19%
Total Earning Assets	963,410	35,503	4.96%	847,557	41,631	6.62%

Non-interest-earning assets
Allowance for loan losses	(12,952)			(9,465)
Cash and due from banks	38,620			9,506
Premises and equipment	31,613			28,537
Accrued interest receivable	5,903			6,992
Other assets	47,146			40,414
Total Assets	$1,073,740			$923,541

Interest bearing liabilities
Interest bearing demand	$153,345	$1,859	1.62%	$115,746	$1,852	2.14%
Savings	8,741	26	0.40%	8,080	34	0.56%
Time deposits	706,897	18,167	3.44%	602,788	20,003	4.44%
Total interest bearing deposits	868,983	20,052	3.09%	726,614	21,889	4.03%
Federal Home Loan Bank advances	51,392	1,145	2.98%	37,282	997	3.58%
Other borrowings	1,442	128	11.87%	2,661	53	2.66%
Junior subordinated debentures	10,310	255	3.31%	10,310	428	5.46%
Total borrowed funds	63,144	1,528	3.24%	50,253	1,478	3.93%
Total interest-bearing liabilities	932,127	21,580	3.10%	776,867	23,367	4.02%

Non-interest bearing deposits	53,606			48,471
Other liabilities	6,949			7,908
Shareholders’ equity	81,058			90,295
Total Liabilities and Shareholders’ Equity	$1,073,740			$923,541
Net interest revenue (1)		$13,923			$18,264
Net interest spread (2)			1.86%			2.60%
Net interest margin (3) (6)			1.97%			2.94%

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

(5) Interest income includes loan fees as follows (in thousands): 2009 - $969; 2008 - $1,363

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and nine months ended September 30, 2009 compared to September 30, 2008.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Compared to 2008			2009 Compared to 2008
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$(1,177)	$(991)	$(2,168)	$130	$(6,031)	$(5,901)
Investment securities:
Taxable investment securities	5	(214)	(209)	603	(371)	232
Tax-exempt investment securities	(96)	16	(80)	(218)	35	(183)
Interest earning deposits and fed funds sold	70	(86)	(16)	89	(365)	(276)
Total interest income	(1,198)	(1,275)	(2,473)	604	(6,732)	(6,128)

Interest paid on:
Deposits:
Interest bearing demand deposits	193	(184)	9	521	(514)	7
Savings	2	(3)	(1)	3	(11)	(8)
Time deposits	810	(1,424)	(614)	3,276	(5,112)	(1,836)
Other borrowings and FHLB advances	156	23	179	303	(80)	223
Junior subordinated debentures	—	(57)	(57)	—	(173)	(173)
Total interest expense	1,161	(1,645)	(484)	4,103	(5,890)	(1,787)

Decrease in net interest revenue	$(2,359)	$370	$(1,989)	$(3,499)	$(842)	$(4,341)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2009 was $17.4 million compared to $2.3 million for the same period of 2008.  The provision for loan losses for the third quarter of 2009 was $11.4 million compared to $907 thousand for the same period of 2008.  The increase in the provision for loan losses is directly related to the increase in nonperforming assets during the second and third quarters of 2009.  Net charge-offs as an annualized percentage of average outstanding loans for the nine months ended September 30, 2009 were 2.45%, as compared with 0.15% for the same period of 2008.  Net charge-offs as an annualized percentage of average outstanding loans for the third quarter of 2009 were 5.91%, as compared to 0.16% for the same period of 2008.  Net loan charge-offs increased significantly during the three months and nine months ended September 30, 2009, as compared to the three months and nine months ended September 30, 2008, due mainly to the Company writing down $14.7 million for several impaired loans during the three quarters of 2009.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$1,303,925	$1,312,536	$(8,611)	-0.66%
Other service charges, commissions and fees	373,944	357,549	16,395	4.59%
Gain (loss) on sales, calls and impairment write-down of investment securities	1,331,160	(1,120,650)	2,451,810	218.78%
Mortgage origination income	642,749	640,826	1,923	0.30%
Other income	823,569	923,082	(99,513)	-10.78%
Total noninterest income	$4,475,347	$2,113,343	$2,362,004	111.77%

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$464,250	$455,318	$8,932	1.96%
Other service charges, commissions and fees	135,817	128,818	6,999	5.43%
Gain (loss) on sales, calls and impairment write-down of investment securities	15,342	(1,160,895)	1,176,237	101.32%
Mortgage origination income	249,162	210,794	38,368	18.20%
Other income	267,493	245,851	21,642	8.80%
Total noninterest income	$1,132,064	$(120,114)	$1,252,178	1042.49%

Non-interest income for the three and nine months ended September 30, 2009 increased $1.3 million, or 1,042.5%, and $2.4 million, or 111.8%, respectively, when compared to the three and nine months ended September 30, 2008.  The increase is primarily due to the gains on the sales of several mortgage-backed securities during the second quarter of 2009.  Also, during the third quarter of 2008, the Company took an other than temporary impairment loss of $1,165,284 on the Company’s investments in the Freddie Mac series F preferred stock and the Fannie Mae series R preferred stock.  The decrease in other income for the nine months ended September 30, 2009, compared to the same period in 2008 is due to the Bank recognizing $171 thousand from the fair value adjustments to an interest rate swap during the second quarter of 2008 and to the decrease in commission fees from our wealth management department.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$7,838,818	$8,715,614	$(876,796)	-10.06%
Occupancy expense	1,355,029	1,393,955	(38,926)	-2.79%
Equipment rental and depreciation of equipment	964,804	862,418	102,386	11.87%
Loss on sale of other assets	1,988,532	37,436	1,951,096	5211.82%
Goodwill impairment	19,533,501	—	19,533,501	100.00%
FDIC and state assessments	1,883,939	436,887	1,447,052	331.22%
Other real estate expense and writedowns	1,035,023	160,277	874,746	545.77%
Other expenses	4,444,466	4,655,572	(211,106)	-4.53%
Total noninterest expense	$39,044,112	$16,262,159	$22,781,953	140.09%

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$2,423,366	$3,027,999	$(604,633)	-19.97%
Occupancy expense	463,275	482,284	(19,009)	-3.94%
Equipment rental and depreciation of equipment	333,301	318,108	15,193	4.78%
Loss on sale of other assets	464,847	23,951	440,896	1840.83%
Goodwill impairment	—	—	—	—
FDIC and state assessments	729,328	169,029	560,299	331.48%
Other real estate expense and writedowns	687,927	141,692	546,235	385.51%
Other expenses	1,392,846	1,578,757	(185,911)	-11.78%
Total noninterest expense	$6,494,890	$5,741,820	$753,070	13.12%

For the three and nine months ended September 30, 2009, total non-interest expense was $6.5 million and $39.0 million, respectively.  This includes a $19.5 million charge for goodwill impairment taken during the second quarter of 2009.  Excluding this non-recurring charge, total non-interest expense for the nine months ended September 30, 2009 was $19.5 million.  When compared to the same periods of 2008, excluding the goodwill impairment charge from the second quarter of 2009, total non-interest expense for the three and nine months increased $753 thousand, or 13.1%, and $3.2 million, or 20.0%, respectively.  This increase is attributable to the loss on the sales of other real estate properties with two particular property losses totaling to $1.9 million from the second and third quarter of 2009, the recognition of other real estate expenses from several foreclosed properties acquired since the fourth quarter of 2008, the increase of $566 thousand in quarterly FDIC assessments, and the accrual of $527 thousand for the special one-time FDIC assessment payable on September 30, 2009.  The decrease in salaries and employee benefits pertains to a reduction in the accrual of bonuses, the utilization of a bank officer one day per quarter furlough day, and a small reduction in staff.  The increases in equipment rental and depreciation of equipment and other expenses are not attributable to any one particular item, but represent increases related to physical facility expansion.  The decreases in occupancy expense are attributable to the Company closing of the St. Simons Island branch on December 31, 2008.  Since the fourth quarter of 2008, the Company continues to take measures to decrease controllable noninterest expense.

Income Tax Expense

Income tax benefit for the three and nine months ended September 30, 2009 was $4.4 million and $6.7 million, respectively, compared to the income tax benefit of $401 thousand and to the income tax expense of $310 thousand for the three and nine months ended September 30, 2008, respectively.  The effective tax rate for the three and nine months ended September 30, 2009 were 34.65% and 17.70%, respectively, compared to 53.61% and 16.64% for the three and nine months ended September 30, 2008, respectively.  The effective tax rates were lower than the statutory tax rates primarily due to the tax-free income from certain investment securities and loans that are exempt from income taxes, tax credits received from affordable housing investments and the goodwill impairment charge.  The majority of the goodwill from the two acquisitions was treated as tax-free exchanges, which was not recognized for tax reporting purposes and therefore no tax deduction was allowed for the impairment charge.  Likewise, no tax benefit for the goodwill was recognized in the financial statements relating to the $19.5 million charge.

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

The Company also has the ability, on a short-term basis, to purchase up to $16 million in federal funds from other financial institutions. At September 30, 2009, the Company had no federal funds purchased. The Company had a total available line of $55.1 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $50.3 million in FHLB advances on this line at September 30, 2009.  The Company has a total available line of $33.7 million, subject to available collateral, from the Federal Reserve Bank (FRB).  The Company had no advances on the FRB line at September 30, 2009.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at September 30, 2009 and 2008 were 25.94% and 13.29%, respectively.

The Bank has relied heavily on brokered deposits in the past.  As a result of the Order, this source of funding is limited and requires the Bank to obtain a waiver from the FDIC prior to accepting, rolling over, or renewing any brokered deposit. Management has instituted an aggressive retail deposit marketing campaign to replace a portion of the brokered CDs as they mature.  The increase in liquid assets is designed to provide cash to payoff a portion of the brokered deposits as they mature.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets

(as defined in the regulations).  Pursuant to the Order, we are in the process of developing a short-term and a long-term capital plan to meet regulatory capital limits.  Pursuant to the Order, Tier 1 Capital must equal or exceed 8.00% of the Bank’s total assets and the Bank’s Total Risk-based Capital must equal or exceed 10.00% of the Bank’s total risk-weighted assets, within 90 days of September 11, 2009, the effective date of the Order.

As of September 30, 2009, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action.  The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2009 and December 31, 2008 are as follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$75,692,000	9.47%	$63,942,555	>	8.0%	N/A		N/A
Bank	74,603,000	9.34%	63,899,786	>	8.0%	79,874,732	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$64,247,000	8.04%	$31,963,682	>	4.0%	N/A		N/A
Bank	63,163,000	7.91%	31,940,834	>	4.0%	47,911,252	>	6.0%

Tier I Capital To Average Assets
Consolidated	$64,247,000	5.78%	$44,461,592	>	4.0%	N/A		N/A
Bank	63,163,000	5.69%	44,402,812	>	4.0%	55,503,515	>	5.0%

December 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,583,000	10.47%	$66,921,108	>	8.0%	N/A		N/A
Bank	86,181,000	10.33%	66,742,304	>	8.0%	83,427,880	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,709,000	9.05%	$33,462,541	>	4.0%	N/A		N/A
Bank	74,332,000	8.91%	33,370,146	>	4.0%	50,055,219	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,709,000	7.84%	$38,627,041	>	4.0%	N/A		N/A
Bank	74,332,000	7.71%	38,563,943	>	4.0%	48,204,929	>	5.0%

We had outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at September 30, 2009 and December 31, 2008.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At September 30, 2009 and December 31, 2008, all of the Trust Preferred Securities qualify as a Tier I capital.  We had outstanding subordinated debentures totaling $1.4 million at September 30, 2009 and December 31, 2008.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines.  At September 30, 2009 and December 31, 2008, all of the subordinated debentures qualify as a Tier II capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the Nine Months Ended September 30, 2009

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Nine Months Ended September 30, 2009

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

During the third quarter of 2009, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II Other Information

For the Nine Months Ended September 30, 2009

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

Item 1A. Risk Factors

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are operating under a regulatory order with the FDIC and the Georgia Department of Banking and Finance to address asset quality and related issues.

We have entered into a Cease and Desist Order (the “Order”) with the FDIC and the Georgia Department of Banking and Finance (“GDBF”) to address asset quality and related issues.  Under the Order, we are required, among other items, to reduce classified assets, perform internal loan reviews on at least a quarterly basis, maintain an appropriate allowance for loan and lease losses and maintain prescribed capital ratios.  Additionally, the Bank may not accept, renew or roll over brokered deposits or pay cash dividends without prior regulatory approval.  We are addressing these items, but there is no assurance that we will be able to comply fully with the Order.  We expect that our compliance with the Order will require the Bank to devote significant management attention and time on an ongoing basis to the issues raised in the Order.  If we are unable to comply, we could be subject to other regulatory sanctions.

Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits.

Because we are no longer considered “well capitalized” by our banking regulators, we are, among other restrictions, prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not well capitalized will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate. This national rate may be lower than the prevailing rates in our local market, and we may be unable to secure the permission of the FDIC to use a local market rate. If restrictions on the rates we are able to pay on deposit accounts negatively impacts our ability to compete for deposits in our market area, we may be unable to attract or maintain core deposits, and our liquidity and ability to support demand for loans could be adversely affected.

Oversupply of assets and declining real estate values in our markets has led, and may continue to lead, to a reduction of asset values resulting in significant write downs that may negatively affect our capital.

Many banks in our core markets are addressing capital and earnings issues by reducing significantly their asset bases. The resulting oversupply of assets, coupled with declining real estate and asset values based on general economic conditions, has resulted and may continue to result in steeply discounted market prices. Because these prices are then used as a reference in appraisals, the appraised values of the assets we hold, and therefore the value we must reflect in preparing our financial statements, is required to be written down to reflect these prices. This in turn reduces our asset and capital levels. If this oversupply continues and market conditions deteriorate or do not improve, our capital levels could decrease to a level that would materially impair our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:

10.1	Stipulation and Consent to the Issuance of an Order to Cease and Desist

10.2	Order to Cease and Desist

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

/s/ Mark A. Stevens

Mark A. Stevens
President and Chief Executive Officer

Date: November 10, 2009