Form 10-K
period 2009-12-31
Atlantic Southern Financial Group, Inc.
filed 2010-03-31
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2009, was approximately $21,220,856.  There were 4,211,780 shares of the registrant’s common stock outstanding as of March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2010 Annual Meeting of Shareholders	Part III

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

Factors which could cause actual results to differ from expectations include, among other things, the following:

•                  deterioration in the financial condition of borrowers resulting in significant increase in loan losses and provisions for those losses;

•                  the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control or the failure of assumptions underlying the establishment of reserves for possible loan losses;

•                  changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•                  our dependence on senior management;

•                  competition from existing financial institutions, including commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•                  changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism and potential adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);

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

•                  changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and fluctuations in consumer spending and saving habits;

•                  the demand for our products and services;

•                  technological changes;

•                  the challenges and uncertainties in the implementation of any future expansion and development strategies;

•                  the ability to increase market share with respect to deposits;

•                  the adequacy of expense projections and estimates of impairment loss;

•                  the impact of changes in accounting policies by the Securities and Exchange Commission;

•                  unanticipated regulatory or judicial proceedings;

•                  future legislation affecting financial institutions and changes to governmental monetary and fiscal policies (including without limitation laws concerning taxes, banking, securities, and insurance);

ii

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

iii

PART I

Item 1.                                  Business

Unless otherwise indicated, all references to “Atlantic Southern,” “Company,” we,” “us,” and “our” in this Annual Report on Form 10-K refer to Atlantic Southern Financial Group, Inc. and our wholly-owned subsidiary, Atlantic Southern Bank.

BUSINESS

Atlantic Southern Financial Group, Inc.

We are a bank holding company headquartered in Macon, Georgia and, through our wholly-owned subsidiary, Atlantic Southern Bank (the “Bank”), we operate nine banking locations in the central Georgia markets of Macon, Warner Robins, Roberta, Lizella, Bonaire and Byron, five in the coastal Georgia markets of Savannah, Darien, Rincon and Brunswick, Georgia, one location in the south Georgia market of Valdosta, Georgia and one banking location in Jacksonville, Florida. We serve the banking and financial needs of various communities in central, coastal and southern Georgia and northern Florida.

Our business is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan areas we serve. Through Atlantic Southern Bank, we offer a range of lending services, of which some are secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. Although, we primarily make loans to small and medium-sized businesses, we also make loans to consumers for a variety of purposes. Our principal source of funds for loans and investing in securities are deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our Board of Directors, senior management and local bankers, thereby capitalizing on our knowledge of the local marketplace.

On January 31, 2007, Atlantic Southern completed its acquisition of First Community Bank of Georgia (“FCB”), which had three branches in Bibb, Peach and Crawford counties.  In the acquisition, FCB shareholders received approximately 0.742555 share of Atlantic Southern common stock, for each share of First Community Bank common stock they held.

On November 30, 2007, Atlantic Southern completed its acquisition of CenterState Bank Mid Florida (“CenterState”). The main purpose of our acquisition was to facilitate the establishment of a branch office in Florida which, due to regulatory restrictions on branching, can only occur in a limited number of ways.  See “Supervision and Regulation — Atlantic Southern Bank — Branching,” on page 9.  We paid $1,093,878, including acquisition costs, in connection with the CenterState merger, and no shares of Atlantic Southern common stock were issued in connection with the transaction.

As a result of the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression, the Company’s and the Bank’s capital have been significantly depleted.  The Company recorded a net loss of $59.2 million in 2009, which was primarily the result of significant increases in the provision for credit losses, the recognition of goodwill impairment and the establishment of a valuation allowance against the Company’s deferred tax asset.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, we cannot assure you that we will be able to resume profitable operations in the near future, if at all.

The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support their operations.  On September 11, 2009, the Bank entered into an Order to Cease and Desist (the “Order”) with the Georgia Department of Banking and Finance (the “DBF”) and the FDIC. As part of the Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios.  To comply with the Order, the Bank is required to have Tier 1 capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in an amount to equal or exceed 10% of the Bank’s risk-weighted assets.  The Company’s existing capital resources may not satisfy the requirements for the foreseeable future and may not be sufficient to offset any problem assets.  Further, should erosion to the Bank’s asset quality continue and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, the Bank’s capital levels will decline and the Company will need to raise additional capital to satisfy the Order. The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital on terms acceptable to them.  The Company’s inability to raise capital or comply with the terms of the Order raises substantial doubt about its ability to continue as a going concern.

The Company’s Board of Directors is seeking all strategic alternatives to enhance the stability of the Company including a capital investment.  There can be no assurance, however, that the Company will succeed in this endeavor and be able to comply with regulatory requirements.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  As a result of the Bank’s financial condition, the regulators are continually monitoring its liquidity and capital adequacy.  Based on their assessment of the Bank’s ability to continue to operate in a safe and sound manner, including its ability to comply with established capital requirements, the regulators may take further enforcement actions against the Company or the Bank, including placing the Bank into conservatorship or receivership, to protect the interests of depositors.

The consolidated financial statements, which are included in this annual report, have been prepared on a going concern basis.  As a result, the consolidated financial statements contemplate the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future and, consequently, do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

The Company anticipates that it will enter into a written agreement (the “Agreement”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the DBF, pursuant to which we expect to be prohibited from declaring or paying dividends without prior written consent from our regulators.  In addition, pursuant to the anticipated Agreement, without the prior written consent from our regulators, we expect to be prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; paying interest, principal or other sums on subordinated debentures; incurring, increasing or guaranteeing any debt; redeeming any shares of our common stock; and increasing salaries or bonuses paid to executive officers.  The Company anticipates that all salaries, bonuses and fees, excluding the reimbursement of expenses valued at less than $500 in the aggregate per month per executive officer, must be preapproved by the Board of Directors on a regular basis.  In appointing any new director or any executive officer, the Company believes it will be required to notify regulatory authorities and comply with restrictions on indemnification and severance.  The Company expects to be required to submit a capital plan to maintain sufficient capital and a plan to reimburse the Bank for any payments made for the Company’s activities.

As of December 31, 2009, we had total assets of approximately $948.4 million, total deposits of approximately $861.2 million and shareholders’ equity of approximately $29.6 million.

Atlantic Southern Bank

Atlantic Southern Bank began its banking operations on December 10, 2001, after receiving final approval from the Georgia Department and the FDIC to organize as a state-chartered commercial bank with federally insured deposits.

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

On September 11, 2009, the Bank entered into an Order to Cease and Desist with the DBF and the FDIC.  The Order is based on the findings of the DBF during an on-site examination conducted as of February 17, 2009.

Under the terms of the Order, the Bank is required to prepare and submit written plans and/or reports to the regulators that address the following items: raising sufficient capital at the Bank; improving the Bank’s liquidity position and contingent funding practices; reducing adversely classified items; revising its written lending, underwriting and collection policy; reducing concentrations of credit; limiting the use of loan interest reserves; reducing adversely classified loans and other extensions of credit to insiders; eliminating reliance on brokered deposits; and revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings.  While the Order remains in place, the Bank may not extend new credit to anyone who has caused a loss on the Bank and may not pay cash dividends or bonuses without the prior written consent of its regulators. The Bank must also continue to increase the participation of the Board of Directors, address and correct all violations of law and regulation and contraventions of policy addressed in the report of examination, increase its Tier 1 capital ratio to at least 8% and total capital ratio of 10%, and charge off all assets classified as a loss.  The Bank is required to correct all exceptions listed on the “Asset with Credit Data or Collateral Documentation Exceptions” in the report of examination.  The Bank’s management team and Board of Directors have taken aggressive steps to address the requirements of the Order and the findings of the on-site examination, including but not limited to submitting a capital plan; reporting and maintaining the Bank’s liquidity position; reducing classified assets and concentrations; and reviewing and revising, where appropriate, the Bank’s policies and procedures in the areas identified above. At December 31, 2009, however, the Bank had Tier I capital at 4.73% and total risk-based capital at 6.19%, and, as a result, was not in compliance with the capital requirements set forth in the Order.

Our deposits are fully insured by the FDIC to the maximum amount permitted by law. We operate sixteen full-service banking offices in Macon, Warner Robins, Roberta, Lizella, Byron, Darien, Rincon, Brunswick, Valdosta and Savannah, Georgia, and Jacksonville, Florida. After the completion of the Sapelo acquisition in December 2006, the branches in McIntosh and Glynn Counties began to operate under the name “Sapelo Southern Bank”; however, we continue to operate the remaining branches located in other counties under the name “Atlantic Southern Bank.”

Market Area and Competition

We draw most of our customer deposits and conduct most of our lending transactions from and within our primary service areas, which encompass all of Bibb, Houston, Crawford, Peach, Effingham, McIntosh, Lowndes, Glynn and Chatham Counties in Georgia and Duval County, Florida.  The greater Macon metropolitan area is the focal point of our central Georgia service area, which consists of operations in Bibb and Crawford counties within the Macon Metropolitan Statistical Area (“MSA”), and in the adjacent counties of Houston and Peach.  The focal point of our coastal region includes the greater Brunswick, Darien and Savannah, Georgia metropolitan areas.  The primary service area of our south Georgia market includes all of the Valdosta, Georgia metropolitan area.  The focal point of our northern Florida market is the Jacksonville metropolitan area.

The table below shows our deposit market share in Bibb, Chatham, Crawford, Effingham, Glynn, Houston, Lowndes, McIntosh and Peach Counties, Georgia, and Duval County, Florida markets, as of June 30, 2009.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Bibb County, Georgia	5	$677	$3,108	2/12	21.8%
Chatham County, Georgia	1	17	4,882	18/22	0.3
Crawford County, Georgia	1	25	45	1/2	55.6
Effingham County, Georgia	1	30	451	5/7	6.6
Glynn County, Georgia	2	29	1,946	11/15	1.5
Houston County, Georgia	2	78	1,420	7/13	5.5
Lowndes County, Georgia	1	38	2,047	13/17	1.9
McIntosh County, Georgia	1	17	85	2/3	20.2
Peach County, Georgia	1	19	222	4/4	8.7
Duval County, Florida	1	35	30,357	28/33	0.1

Lending Activities

Primarily we make loans to small and medium-sized commercial businesses. In addition, we originate loans secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2009 was comprised by purpose code categories as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Amounts in thousands)
Secured by real estate:
Construction and land development	$263,271	36.65%
Farmland	28,929	4.03%
Home equity lines of credit	11,200	1.56%
Residential first liens	75,290	10.48%
Residential jr. liens	5,522	0.77%
Multi-family residential	35,180	4.90%
Nonfarm and nonresidential	240,359	33.46%
Total real estate	659,751	91.85%
Other loans:
Commercial and industrial	51,674	7.19%
Agricultural production	14	0.00%
Credit cards and other revolving credit	135	0.02%
Consumer installment loans	6,613	0.92%
Obligations of state and political subdivisions in the U.S.	295	0.04%
Other loans	77	0.01%
Other—unearned fees	(252)	-0.03%
Total other loans	58,556	8.15%
Total loans	$718,307	100.00%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $34.7 million in credit as of December 31, 2009. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2009, our contractual obligations to extend credit were comprised as follows:

Type	Dollar Amount	Percentage of Contractual Obligations
	(Amounts in thousands)
Financial	$764	2.20%
Commercial Real Estate	11,659	33.58%
Consumer	6,276	18.08%
Other	16,021	46.14%
Total	$34,720	100.00%

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

Pursuant to the Order, the Bank revised its policy on the use of interest reserves.  The revised policy limits the use of interest reserves to properly underwritten construction loans where development plans have specific timetables that commence within a reasonable time of the loan’s approval.

With respect to accounting, interest that has been added to the balance of a loan through the use of an interest reserve should not be recognized as income if its collectability is not reasonably assured.  The accrual of uncollected interest and its capitalization into the loan balance will not be appropriate when the loan becomes troubled and the full collection of contractual principal and interest is no longer expected.

When it is determined the collectability of a loan with an interest reserve component is not reasonably assured, the loan is placed in a non-accruing status and any unpaid accrued interest is reversed.  The decision to establish a loan funded interest reserve upon origination of an acquisition, development or construction loan is determined based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the protection provided by the real estate and other collateral.  The total cost of the project, including the interest reserve, is considered when determining the equity injection required from the borrower.

Interest reserves are required on all construction and development loans unless it is clearly established that the borrower has the capacity to pay the interest during the initial stages of the development from alternative resources on the proposed contractual basis of payment.  The reserve is included in the construction budget.  Interest is collected from the interest reserve on a monthly basis.  The interest is capitalized and added to the loan balance.  No restructured loans include an interest reserve component.

Commercial Real Estate.  The Bank offers both owner-occupied and income-producing commercial real estate loans. In addition, we offer land acquisition and development loans for subdivision, office, and industrial projects. The bank requires a first lien on the real estate associated with the commercial projects. Additionally, the borrower is required to assign the leases and rents on each project to the bank. The loan-to-value of these projects is approximately 80% for improved property and approximately 75% for development loans. We generally require the debtor cash flow to exceed 1.2% of monthly debt service obligations.

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

Credit Risks.  The fundamental economic risk associated with each category of the loans we make is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments are factors that affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management team. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan. In addition, a commercial borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to these changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

Lending Policies.  We seek credit-worthy borrowers within our primary service area. Our primary lending function is to make loans to small- to medium-sized businesses. In addition to commercial loans, we make installment loans, home equity loans, real estate loans and second mortgage loans to individual consumers.

Pursuant to the Order, the Bank was required to revise its written lending, underwriting and collection policy to provide effective guidance on its lending function, particularly with respect to acquisition, development and construction loans and commercial real estate lending. Management reviewed existing policies and adopted the following new policies: Real Estate Lending Policy, Non-Accrual Loan Policy, Allowance for Loan Losses Policy and Other Real Estate Owned Policy.  The new policies addressed the issues addressed in the Order.

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

Lending Limits.  Our legal lending limits are 15% of our unimpaired capital and surplus for unsecured loans and 25% of our unimpaired capital and surplus for loans secured by readily marketable collateral. As of December 31, 2009, our legal lending limit for unsecured loans was approximately $5.7 million, and our legal lending limit for secured loans was approximately $9.5 million. Due to the deterioration of capital at the Bank during the fourth quarter of 2009, the Bank currently has 18 loan relationships that exceed the Bank’s legal lending limit. However, pursuant to an amendment to the Georgia legal lending limit statute effective as of February 11, 2010, the Bank is permitted to renew maturing loans without violating the legal lending limit statute. While we generally employ more conservative lending limits, the Board of Directors has discretion to lend up to its legal lending limits.

Deposits

Our principal source of funds for loans and investing in securities are deposits. We utilize a comprehensive marketing plan, a broad product line and competitive products and services to attract deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. The primary sources of deposits are the residents of the market areas we serve and local businesses and their employees. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. We are, however, prohibited from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, except in very limited circumstances where the FDIC permits use of a higher local market rate. The FDIC has determined that our Georgia markets are currently high rate market areas, and as a result, as of March 1, 2010, we are required to limit interest rates paid on deposits to no more than 75 basis points in excess of the local market averages, as calculated by FDIC requirements, for each market.  However, in our Jacksonville market, we are required to limit interest rates paid on deposits to no more than 75 basis points above a national average rate for deposits, as calculated by the FDIC.

Secondary sources of funding include advances from the Federal Home Loan Bank (FHLB), subordinated debt and other borrowings. Although the Bank is a member of the Federal Home Loan Bank, we do not have any further borrowing capacity at this time.  Currently, a portion of our deposits, brokered deposits, are from outside our market. Our brokered CDs represented 27.43% of total deposits as of December 31, 2009. Pursuant to the Order, and as a result of our classification as undercapitalized, the Company is prohibited from accepting, rolling over or renewing any brokered deposits without a brokered deposit waiver granted by the FDIC. In addition, pursuant to the Order, the

Bank has completed, adopted and is in the process of implementing its plan to eliminate its reliance on brokered deposits.

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

Employees

On December 31, 2009, we had 162 full-time employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Atlantic Southern Financial Group, Inc.

Because we own all of the capital stock of Atlantic Southern Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.  As a bank holding company located in Georgia, the DBF also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before:

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve Board consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we were adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years.  Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of the bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is also rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•                 the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended; or

•                 no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended.  The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity.  The Company does not meet the qualification standards applicable to financial holding companies at this time.

Federal Reserve Board Debt Restrictions.  The Company expects that pursuant to its anticipated Agreement with the Federal Reserve Board and the DBF, it will be required to receive prior written approval of the Federal Reserve Board before it incurs additional debt.  These restrictions will likely prohibit us from paying dividends or redeeming or repurchasing shares of our capital stock without the prior written approval of the Federal Reserve Board.

Support of Subsidiary Institutions.  Under Federal Reserve Board policy, we are expected to act as a source of financial strength and commit resources to support the Bank.  This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it.  In addition, any capital loans made by us to Bank will be repaid only after its deposits and various other obligations are repaid in full. In the event of our bankruptcy, any commitment we would give to a federal banking regulator to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Atlantic Southern Bank

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, we are primarily subject to the supervision, examination and reporting requirements of the FDIC and the DBF.  The FDIC and the DBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Additionally, our deposits are insured by the FDIC to the maximum extent provided by law.  We are also subject to numerous state and federal statutes and regulations that affect our business, activities and operations.

Branching.  Under current Georgia law, we may open branch offices throughout Georgia with the prior approval of the DBF.  In addition, with prior regulatory approval, we may acquire branches of existing banks located in Georgia.  The Bank and any other national or state-chartered bank generally may branch across state lines only if allowed by the applicable states’ laws.  Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories in which all institutions are placed:  Well Capitalized, Adequately Capitalized, Undercapitalized, Significantly Undercapitalized and Critically Undercapitalized.

As a bank’s capital condition deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  As of December 31, 2009, the Bank was considered undercapitalized.

A “well-capitalized” bank is one that exceeds all of its required capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6% and a tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices or has not adequately corrected a prior deficiency.

An “adequately capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4% and a tier 1 leverage ratio of at least 4%.  A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC.  Institutions that are not well-capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC.  In addition, an adequately capitalized bank may be forced to comply with certain operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure.  A bank that reaches the undercapitalized level is likely subject to a consent order and other formal supervisory sanctions.  An undercapitalized bank must submit a capital restoration plan to regulatory authorities; be closely monitored by regulatory authorities regarding its capital restoration plan, financial condition and operational restrictions; restrict asset growth in accordance with an approved capital restoration plan; and obtain prior regulatory approval for acquisitions, branching and new lines of business.  In addition, an undercapitalized bank becomes subject to additional discretionary safeguards that may be imposed by its regulatory authorities, which may:

•                 prohibit capital distributions;

•                 prohibit payment of management fees to a controlling person;

•                 require a capital restoration plan within 45 days of becoming undercapitalized;

•                 restrict or prohibit asset growth, or require a bank to shrink;

•                 require prior approval by the primary federal regulator for acquisitions, branching and new lines of business;

•                 require sale of securities, or, if grounds for conservatorship or receivership exist, direct the bank to merge or be acquired;

•                 restrict affiliate transactions;

•                 restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

•                 require the institution to elect new directors, dismiss directors or senior executive officer or employ qualified senior executive officers to improve management;

•                 prohibit the acceptance of deposits from correspondent banks;

•                 require prior approval of capital distributions by holding companies;

•                 require holding company divestiture of the bank, bank divestiture of subsidiaries, and/or holding company divestiture of other affiliates;

•                 require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives;

•                 prohibit material transactions outside the usual course of business;

•                 prohibit amending the bylaws/charter of the bank;

•                 prohibit any material changes in accounting methods; and

•                 prohibit golden parachute payments, excessive compensation and bonuses.

See “—Regulatory Order” for specific requirements imposed on the Bank by its regulatory authorities.

A “significantly undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized institutions, is subject to additional restrictions on the compensation it is able to pay to its senior executive officers.

A “critically undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized and significantly institutions, is further prohibited from doing any of the following without the prior written approval of the FDIC:

•                 entering into any material transaction other than in the ordinary course of business;

•                 extending credit for any highly leveraged transaction;

•                 amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation or order;

•                 making any material change in accounting methods;

•                 engaging in certain types of transactions with affiliates;

•                 paying excessive compensation or bonuses;

•                 paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors;

•                 making any principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized;

In addition, the FDIC may impose additional restrictions on critically undercapitalized institutions consistent with the intent of the prompt corrective action regulations.  Once an institution has become critically undercapitalized, the FDIC will, subject to certain narrow exceptions such as a material capital remediation, initiate the resolution of the institution.

Regulatory Order.  On September 11, 2009, the Bank entered into an Order to Cease and Desist with the DBF and the FDIC.  The Order is based on the findings of the DBF during an on-site examination conducted as of February 17, 2009.

Under the terms of the Order, the Bank is required to prepare and submit written plans and/or reports to the regulators that address the following items: raising sufficient capital at the Bank; improving the Bank’s liquidity position and contingent funding practices; reducing adversely classified items; revising its written lending, underwriting and collection policy; reducing concentrations of credit; limiting the use of loan interest reserves; reducing adversely classified loans and other extensions of credit to insiders; eliminating reliance on brokered deposits; and revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings.  While the Order remains in place, the Bank may not extend new credit to anyone who has caused a loss on the Bank and may not pay cash dividends or bonuses without the prior written consent of its regulators. The Bank must also continue to increase the participation of the Board of Directors, address and correct all violations of law and regulation and contraventions of policy addressed in the report of examination, increase its Tier 1 capital ratio to at least 8% and total capital ratio of 10%, and charge off all assets classified as a loss.  The Bank is required to correct all exceptions listed on the “Asset with Credit Data or Collateral Documentation Exceptions” in the report of examination.  The Bank’s management team and Board of Directors have taken aggressive steps to address the requirements of the Order and the findings of the on-site examination, including but not limited to submitting a capital plan; reporting and maintaining the Bank’s liquidity position; reducing classified assets and concentrations; and reviewing and revising where appropriate the Bank’s policies and procedures in the areas identified above.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 77.5 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 43 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor.  The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009.  In addition, on November 12, 2009, the FDIC adopted a rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years.  The FDIC has indicated that the prepayment of DIF assessments will be in lieu of additional special assessments, although there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2009 ranged from 1.14 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated

assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.

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

The Debt Guarantee Program:  Under the Temporary Liquidity Guarantee Program, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions.  The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt.  For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points.  The Bank did not opt-out of the Debt Guarantee component of the TLGP; however, it currently does not have any debt outstanding pursuant to this program.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally set to expire on June 30, 2009, but was subsequently extended to June 30, 2010.  For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured.  The Bank chose not to opt-out of the Transaction Account Guarantee component of the TLGP.

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

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the Bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis — Control Accounting Policies.”

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

•                 total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

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

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve Board.  The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for member banks and bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%.  A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and managerial restrictions.  A bank, however, that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized.

Total capital consists of two components:  Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

The Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 6.19% and 4.73%, respectively, as of December 31, 2009.  As a result of our regulatory capital ratios, we were considered “undercapitalized” by our bank regulatory authorities on December 31, 2009.  As described above, an undercapitalized bank is subject to extensive operational restrictions on its operations.

The Federal Reserve Board has similarly established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2009, our leverage ratio was 3.44%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines can subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business.  As described above and elsewhere throughout this report, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See, “Supervision and Regulation — Atlantic Southern Bank — Prompt Corrective Action,” above, for a summary of the restrictions to which we may become subject due to our capital condition.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank  The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that we receive from the Bank.  Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

The Bank is generally required to obtain prior approval of the Georgia Department if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year.  These same limitations apply to a bank holding company’s payment of dividends to its shareholders.  Our payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, administrative agreements with or actions taken by our primary regulators may impose additional restrictions on our ability to pay dividends.

If, in the opinion of the federal banking regulator, the Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we stop or refrain from engaging in the practice it considers unsafe or unsound.  The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

As of the date of this annual report on Form 10-K, the Bank could not pay cash dividends without prior regulatory approval.  In addition, pursuant to the expected Agreement with the Federal Reserve Board and the DBF, it is likely that the Company will be unable to pay and declare dividends, or take payment from the Bank representing a reduction in capital, without prior regulatory consent.  The Company anticipates that any request for prior approval will need to be consistent with the Board of Governors’ Policy Statement on the Payment of Cash Dividends by State Member Banks and Bank Holding Companies, dated November 14, 1985, and the Georgia Department Statement of Policies.

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

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

Our independent registered public accounting firm’s report discloses a going concern issue for the Company.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  However, due to our financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed in this report, our independent public accountants have expressed, in their opinion, on our Consolidated Financial Statements, included in this report, that a substantial doubt exists regarding the Company’s ability to continue as a going concern.  Continued operations may depend on our ability to comply with the terms of the Order, the terms of the expected written agreement with the Federal Reserve Board and the DBF, and the infusion of additional capital, which may be unavailable or available only on unacceptable terms.  Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplated the realization of assets and the discharge of liabilities in the normal course of business.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we are unable to continue as a going concern, you could lose some, if not all, of your investment.

We are subject to heightened regulatory scrutiny and are currently under a Cease and Desist Order and anticipate becoming subject to a written agreement, both of which impose additional requirements and restrictions on our business.

The Bank is primarily regulated by the FDIC and the DBF.  Our compliance with FDIC and DBF regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  The Bank is also subject to capital requirements of our regulators.

Based on the results of our February 17, 2009 regulatory examination, particularly with respect to our levels of capital and classified assets, the DBF and FDIC have required us to enter into a Cease and Desist Order. The Order includes provisions requiring reductions in classified assets, improvements in liquidity and funds management practices, maintenance of an appropriate allowance for loan losses and specified capital ratios, dividend and bonus restrictions, amendments to our policies and frequent progress reports to regulatory authorities, as well as other provisions to help us improve our financial condition and profitability.  Under the Order, the Bank must achieve and maintain total risk-based capital at or above 10% of total risk-weighted assets, and Tier 1 capital at or above 8% of total assets.  If we do not comply with the terms of this order, we could face additional regulatory sanctions or civil money penalties.  See “Supervision and Regulation—Regulatory Order” for a further description of the Order.

The Company is subject to the supervision of the Federal Reserve Board and the Georgia Department, pursuant to which we anticipate that we will be required to execute an Agreement with our regulators that will prohibit us from declaring or paying dividends without prior written consent, and such request for consent must be in compliance with the Board of Governor’s Policy Statement on the Payment of Cash Dividends by State Member Bank Holding Companies, dated November 14, 1985, and Georgia Department Statement of Policies.  Moreover, we anticipate that pursuant to the Agreement, without prior written consent from our regulators, the Company will be prohibited from taking dividends, or any other form of payment representing a reduction in capital from, the Bank; paying interest, principal or other sums on subordinated debentures; incurring, increasing or guaranteeing any debt; redeeming any shares of our capital stock; and increasing salaries or bonuses paid to executive officers.  We anticipate that the expected Agreement will require all salaries, bonuses and fees to be paid to executive officers, excluding the reimbursement of documented, reasonable expenses, limited to an aggregate of $500 per month per officer, must be preapproved by the Board on a regular basis.  In appointing any new director or any executive officer, we expect to be required to notify our regulators and comply with regulatory restrictions on indemnification and severance payments.  Finally, the Company, pursuant to the expected Agreement, anticipates being required to submit a capital plan to maintain sufficient capital and a plan to reimburse the Bank for payments made for the Company’s activities.

Compliance with the Order and the expected Agreement will require significant time and attention from our management team, which may increase costs, impede efficiency of our internal business processes and adversely affect our profitability in the near-term.  If we are unable to implement our plans in a timely manner or otherwise comply with our commitments outlined above, or if we fail to adequately resolve any other matters any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions.  The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, or financial condition.

We have incurred operating losses and cannot assure you that we will be profitable in the future.

We have incurred a net operating loss of $59.2 million, or $14.05 loss per share, for the year ended December 31, 2009 and a net loss of $643 thousand, or $0.15 loss per share, for the year ended December 31, 2008, due in both cases primarily to credit losses and associated costs, including a significant provision for loan losses. Although we have taken steps to reduce our credit exposure, we likely will continue to have a higher than normal level of non-performing assets and charge-offs through 2010 and into 2011, which would continue to adversely impact our overall financial condition and results of operations.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

The impact of the current economic environment on market performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and public perception of and confidence in the economy generally, and the banking industry specifically, may present significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to commercial real estate, and construction, acquisition and development loans, we nonetheless retain direct exposure to these markets, and we are affected by the current economic downturn. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. The impact of recent events relating to housing and commercial real estate markets has not been limited to those directly involved in the real estate industry, but rather it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2009, approximately 92.0% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will continue to adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our earnings could be further adversely affected.

The overall deterioration in economic conditions may subject us to increased regulatory scrutiny in the current environment. In addition, further deterioration in national and local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses, resulting in the following other consequences: increased loan delinquencies, problem assets and foreclosures; decline in demand for our products and services; decrease in deposits, adversely affecting our liquidity position; and decline in value of collateral, reducing our customers’ borrowing power and the value of assets and collateral associated with our existing loans. As a community bank, we are less able to spread the risk of unfavorable economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments during 2008 and 2009 in the global credit and the derivative markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets in general, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. If these negative developments continue, our business operations and financial results will continue to be negatively affected.

We make and hold in our portfolio a significant number of commercial real estate (“CRE”) and land acquisition, development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

CRE lending and acquisition, development and construction lending usually involve higher credit risks than that of single-family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. As of December 31, 2009, approximately $253.0 million, or 35.17% of our total loan portfolio, consisted of CRE loans, and approximately $297.0 million, or 41.28% of our total loan portfolio, represented construction or land development loans.

CRE loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because CRE borrowers’ ability to repay their loans depends on the successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

CRE and acquisition, development and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.  Further, we could also be required to further increase our allowance for possible loan losses and capital levels as a result of CRE lending exposures, which could have an adverse impact on our results of operations and our financial condition. Moreover, if the losses that were initially associated with the residential mortgage market continue to spread to commercial real estate credits, then we may be forced to take greater losses or retain more non-performing assets, which could require us to increase our allowance for possible loan losses and have an adverse impact on our results of operations and financial condition.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2009, our non-performing assets had increased significantly to $137.0 million, or 18.5%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default, and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2008, we had a total of $10.2 million of OREO, and at December 31, 2009, we had a total of $21.1 million of OREO, reflecting a $10.9 million or 106.6% increase from year-end 2008 to year-end 2009. These increases in OREO are due, among other things, to the continued deterioration of the real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase. Due to the ongoing economic crisis, the amount of OREO may continue to increase throughout 2010. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan is closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to materially increase our allowance, which would adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. As a result of a difficult real estate market and the deterioration of asset quality since 2008, we have increased our allowance from 1.47% of outstanding portfolio loans as of December 31, 2008 to 2.99% as of December 31, 2009.  Further, it may be necessary for us to increase our allowance during 2010.  We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires that significant estimates of current risk be made, using existing qualitative and quantitative information, all of which may undergo material changes.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.  Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectable, we are consistently adjusting our loan portfolio and underwriting standards to reflect current market conditions.  We can provide no assurance that our methodology will not change and that the allowance will prove sufficient to cover actual loan losses in the future.

We are subject to liquidity risk in our operations and our reliance on time deposits, including out-of-market certificates of deposits, as a source of funds for loans and other liquidity needs, could have an adverse effect on our results of operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis.  Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding sources.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

In addition, we are currently classified as “undercapitalized” for regulatory capital purposes.  As a result, we are subject to enhanced regulatory supervision, both under the Order described above and under FDIC regulations.  We are unable to accept, renew or roll over brokered deposits absent a waiver from the FDIC.  This limits our access to funding sources and could adversely affect our liquidity and net interest margin.  As of December 31, 2009, we had approximately $236.0 million in out of market deposits, including brokered deposits, which represented approximately 27.43% of our total deposits.  If we are unable to continue to attract deposits and maintain sufficient liquidity, our ability to meet our obligations, including the payout of deposit accounts would be adversely affected.  If our liquidity becomes severely impaired and we are unable to meet our financial obligations, including the payout of deposit accounts, or if our capital levels become unacceptable to our banking regulators, the Bank could be placed into receivership and you could lose the entire amount of your investment.

Because we are currently classified as less than well capitalized, we are also prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity in our Georgia markets.  In our Jacksonville market, however, we are prohibited from paying rates in excess of 75 basis points above the national average on deposits, as calculated by the FDIC.  Effective January 1, 2010, financial institutions that are not well capitalized are prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC.  This national rate may be lower than the prevailing rates in our local market, and although the FDIC has permitted us to use the local market rate in our Georgia markets, the FDIC could revoke this determination in the future.  The restrictions on the rates we are able to pay on deposit accounts may negatively impact our ability to compete for deposits in our market area and, as a result, we may be unable to attract or maintain core deposits, and our liquidity and ability to support demand for loans could be adversely affected.

As a result of regulatory restrictions discussed above and the Order, our access to additional borrowed funds is currently limited and we may become subject to acute liquidity stress unless we are able to improve our regulatory status to remove these restrictions and regain access to brokered funds, replace maturing brokered deposits with core deposits or other non-brokered funding or otherwise reduce our liquidity needs.   If we are unable to meet our liquidity needs as a result of competition in the marketplace, regulatory restrictions to which we are subject, or for any other reason, our operations could be materially adversely affected.  If our liquidity position should become critically inadequate, our ability to continue as a going concern could be threatened.

We will realize additional future losses if the proceeds we receive upon liquidation of non-performing assets are less than the fair value of such assets.

Non-performing assets are recorded on our financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, we are likely to realize additional future losses if the proceeds we receive upon dispositions of non-performing assets are less than the recorded fair value of such assets.

Many of our borrowers have more than one loan or credit relationship with us.

Many of our borrowers have more than one CRE or commercial business loan outstanding with us. Consequently, an adverse development with respect to one commercial loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to, for example, a one-to-four family residential mortgage loan.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies and revised such procedures pursuant to the Order, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Negative publicity about financial institutions, generally, or about the Bank or the Company, specifically, could damage our reputation and adversely impact our business operations and financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct of financial institutions, generally, or the Company or the Bank, specifically, in any number of activities, including corporate governance actions taken by government regulators in response to those activities.  Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income.  Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit.  Market interest rates for loans, investments, and deposits are highly sensitive to many factors beyond our control.  Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities, and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further.  This narrowing of interest rate spreads could adversely affect our financial condition and results of operations.

At December 31, 2009 we were in an asset sensitive position, which generally means that rising interest rates tend to be beneficial, in the near and long term.  Rising and declining interest rates, would typically have the opposite effect on net interest income in an asset-sensitive position.  In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income. Accordingly, given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

We may be required to pay significantly higher FDIC premiums or remit special assessments that could adversely affect our earnings.

Market developments have significantly depleted the FDIC’s Deposit Insurance Fund (“DIF”) and reduced its ratio of reserves to insured deposits. The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor.  The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

On April 1, 2009, the FDIC modified the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits.  Starting with the second quarter of 2009, assessment rates were increased and currently range from 7 to 77.5 basis points (annualized).

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter of 2009.  In addition, on November 12, 2009, the FDIC adopted a final rule that requires nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years.    If we are required to pay higher assessment premiums, due to our risk classification or emergency assessments, or additional special assessments in the future, our earnings could be adversely affected.

The Company’s ability to pay dividends is limited and we may be unable to pay future dividends.

We have suspended dividend payment on our common stock and make no assurances that we will pay any dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.  In addition, our ability to pay dividends is restricted by federal policies and regulations.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank, and, pursuant to the Order, the Bank is prohibited from paying dividends without the prior written regulatory consent.  The Company also anticipates being prohibited from paying dividends to shareholders pursuant to the expected Agreement with the Federal Reserve Board and the DBF.

Adverse market conditions and future losses may require us to raise additional capital to support our operations, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our financial performance could be materially impaired and we could become subject to further regulatory restriction on our operations, which could in turn decrease significantly or eliminate the value of our securities.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable  to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers with the ability to bank online.  The secure transmission of confidential information over the Internet is a critical element of online banking.  The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems.  The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.  To the extent that the Bank’s  activities or the activities of its clients involve the storage and transmission of  confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Federal Reserve Board.  Our subsidiary bank is primarily regulated by the FDIC and the DBF.  Our compliance with Federal Reserve Board, FDIC, and DBF regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The rules and regulations promulgated by the SEC that currently apply to us, together with related exchange rules and regulations, have increased the scope, complexity and cost of our corporate governance, reporting, and disclosure practices.  Additional legislation or regulations, or amendments to current legislation or regulations, related to corporate governance, reporting, and disclosure may cause us to experience greater compliance costs.

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

Our success is, and is expected to remain highly dependent on our executive management team, consisting of Edward P. Loomis, Mark A. Stevens, Carol W. Soto, and Brandon L. Mercer. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. As of June 30, 2009, 31 commercial banks serve our central Georgia service area with a total of 98 branches, 47 banks serve our coastal Georgia service area with a total of 160 branches, 17 banks serve Lowndes County in Georgia with a total of 38 branches, and 33 banks serve Duval County in Florida with a total of 204 branches.

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

Not applicable.

Item 2.                                  Properties

Our home office is located at 1701 Bass Road, Macon, Bibb County, Georgia. We own this facility, which contains approximately 12,000 square feet of space, and also serves as our corporate headquarters.   We began conducting operations out of this location on August 21, 2007.

The following table summarizes pertinent details of our banking offices and our operations center

Office Address	City, State	Zip Code	Date Opened

1701 Bass Road	Macon, GA	31210	August 21, 2007

4077 Forsyth Road	Macon, GA	31210	December 10, 2001

502 Mulberry Street	Macon, GA	31201	March 29, 2004

494 Monroe Street	Macon, GA	31201	February 7, 2005

252 Holt Avenue (Leased)	Macon, GA	31201	February 22, 2005

464 S. Houston Lake Drive	Warner Robins, GA	31088	April 7, 2005

7393 Hodgson Memorial Drive, Suite 201	Savannah, GA	31406	December 19, 2005

597 S. Columbia Drive	Rincon, GA	31326	April 10, 2006

1200 Northway	Darien, GA	31305	December 15, 2006(1)

3420 Cypress Mill Road	Brunswick, GA	31520	December 15, 2006(1)

2449 Perry Lane Road	Brunswick , GA	31525	December 15, 2006(1)

300 North Dugger Street	Roberta, GA	31078	January 31, 2007(2)

8340 Eisenhower Pkwy	Lizella, GA	31052	January 31, 2007(2)

202 West White Road	Byron, GA	31008	January 31, 2007(2)

460 Norman Drive	Valdosta, GA	31601	March 24, 2008

135 Highway 96	Bonaire, GA	31005	April 2, 2007

13474 Atlantic Boulevard (Leased)	Jacksonville, FL	32225	December 3, 2007

(1) Atlantic Southern obtained this property upon the completion of its acquisition of Sapelo Bancshares, Inc. on December 15, 2006.

(2) Atlantic Southern obtained this property upon the completion of its acquisition of First Community Bank of Georgia on January 31, 2007.

All of the offices listed above are owned by the Bank unless otherwise indicated. The Holt Avenue location had an initial lease term of three years, but we are continuing to lease this location pursuant to a month-to-month arrangement. We own the building for the Cypress Mill Road location, however there is a long-term lease on the land.  The term of the long-term lease is renewed every ten years with the last year of the lease being 2031.  The Atlantic Boulevard location has a lease term of five years.  We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. We are not aware of any environmental problems with the properties that we own that would be material, either individually, or in the aggregate, to our operations or financial condition.  We also own parcels of land in Bibb County and Glynn County for possible development as future branch locations, and a location in Chatham County, Georgia, on which we have completed development, but, in light of current market conditions, we have not requested or obtained regulatory approval to operate this location as a branch.

Item 3.                                  Legal Proceedings

Atlantic National Bank (“ANB”) has filed a trademark infringement and unfair competition action against the Bank in the United States District Court for the Southern District of Georgia, Brunswick Division.  ANB’s claim is that the Bank’s use of the Atlantic Southern name and associated trademarks in a five-county area in southeast Georgia violates ANB’s trademark rights in that area.  We operate several branches under the trade name Sapelo Southern Bank in the area referenced by ANB in its claim and we have identified each branch, pursuant to regulatory guidance, as being “a branch of Atlantic Southern Bank” in several advertisements, signage, correspondence with customers and legal filings regarding liens.  Such identification is the basis of ANB’s lawsuit.

We have engaged counsel, answered the Complaint and denied liability.  In addition, we filed a counterclaim for a declaratory judgment that the Bank’s use of the trademarks in southeast Georgia does not violate ANB’s trademark rights.  Discovery in the matter has concluded and the parties have filed competing motions of summary judgment on issues of liability and damages.  The motions are ripe for decision by the United States District Court.

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

Item 4.                                  Reserved

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

Our stock is listed on the NASDAQ Global Market exchange under the symbol “ASFN.”  The average daily volume for our stock during 2009 was 4,467 shares.  As of March 26, 2010, there were 4,211,780 shares issued and outstanding and 2,572 shareholders of record.  The last reported sale price of our common stock on March 26, 2010 was $1.60.

The following tables set forth for the periods indicated the high, low and closing quarter sale prices for our common stock as reported by NASDAQ during each quarter of 2008 and 2009.

2009	High	Low

First Quarter	$8.87	$4.25

Second Quarter	7.58	3.75

Third Quarter	7.17	2.10

Fourth Quarter	2.31	0.87

2008	High	Low

First Quarter	$19.25	$15.83

Second Quarter	20.47	12.86

Third Quarter	15.99	11.00

Fourth Quarter	12.30	5.00

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose.  On January 10, 2008, we declared our first dividend of $0.03 per share to all shareholders as of February 1, 2008.  On April 11, 2008, we announced a second quarter dividend of $0.03 per share to shareholders of record as of May 1, 2008.  On July 1, 2008, we announced a third quarter dividend of $0.03 per share to shareholders of record as of August 1, 2008.  On October 24, 2008, however, we announced the indefinite suspension of our fourth quarter dividend.  While the dividends were small in comparison to overall earnings, we wanted to retain appropriate amounts of capital to support operations at the Bank.  We declared no dividends in 2009.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash would be dividends paid by the Bank with respect to its capital stock. There are certain restrictions, however, on the payment of these dividends imposed by banking laws, regulations and authorities. In addition, pursuant to the Order, the Bank is prohibited from paying dividends to the Company. Moreover, pursuant to the expected Agreement with the Federal Reserve Board and the DBF, the Company will likely be prohibited from declaring or paying a dividend, or taking payment from the Bank representing a reduction in capital, without prior regulatory approval. The Company anticipates that any request for regulatory approval will need to be consistent with the Board of Governors’ Policy Statement on the Payment of Cash Dividends by State Member Banks and Bank Holding Companies, dated November 14, 1985, and the Georgia Department Statement of Policies. See “Supervision and Regulation—Payment of Dividends” on page 15.

During the fourth quarter of 2009, we did not repurchase any of our securities or sell any of our securities without registration under the Securities Act of 1933, as amended.

Item 6.                                  Selected Financial Data.

Not applicable.

Item 7.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operation

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

Factors which could cause actual results to differ from expectations include, among other things:

•                  deterioration in the condition of borrowers resulting in significant increase in loan losses and provisions for those losses;

•                  the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control or the failure of assumptions underlying the establishment of reserves for possible loan losses;

•                  changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

•                  our dependence on senior management;

•                  competition from existing financial institutions, including commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and the Internet;

•                  changes in political and economic conditions, including the political and economic effects of the current economic downturn and other major developments, including the ongoing war on terrorism and potential adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);

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

•                  changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and fluctuations in consumer spending and saving habits;

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

•                  future legislation affecting financial institutions and changes to governmental monetary and fiscal policies

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

Executive Summary and Recent Developments

Net loss for the year ended December 31, 2009 was $59.2 million compared to net loss of $643 thousand for the year ended December 31, 2008.  Diluted loss per share was $14.05 for the year ended December 31, 2009, down $13.90 per share when compared to diluted loss per share of $0.15 for the year ended December 31, 2008, and return on average equity was -79.43% as compared to -0.71% for 2008.  The decrease in the year-to-date net loss and return on average equity were attributable to reversing interest income from loans going on non-accrual status, additional provisions for allowance for loan losses to offset the increase in net charge-offs in 2009, the write off of goodwill and recording a deferred tax asset valuation allowance.

On May 27, 2009, the Company amended its Articles of Incorporation to eliminate par value per share with respect to its common stock from the previous $5.00 par value per share of its common stock.  Therefore, the paid-in capital surplus for the Company as of that date was included with the Company’s common stock.

On July 31, 2009, the Board of Directors promoted Edward P. Loomis, Jr. to the role of President and Chief Executive Officer of Atlantic Southern Bank.  Mark Stevens continues to serve as President and Chief Executive Officer of the holding company, Atlantic Southern Financial Group, Inc.

During the second quarter of 2009, the Company recognized a $19.5 million goodwill impairment charge to earnings.  The Company completed its annual goodwill impairment assessment during the fourth quarter of 2008.  At the time of the annual assessment, there was no impairment of goodwill. The Company continued to update its goodwill impairment assessment and found an impairment of goodwill during the second quarter of 2009.  Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes.  Therefore, the goodwill impairment charge had no effect on the Company’s regulatory capital ratios.

During the second quarter of 2009, the Company created a Special Assets Division to address problem credits and to assist in the collection efforts of problem loans and charged-off loans.  Senior Vice President, Randy Griffin manages this department of three people and will report directly to Edward P. Loomis, Jr., President and Chief Executive Officer of the Bank.

On September 11, 2009, the Bank consented to the issuance of an Order to Cease and Desist by the FDIC and the DBF.  Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DBF.  Other material provisions of the Order require the Bank to: (i) strengthen its board of directors’ oversight of management and operations of the Bank, (ii) establish a committee consisting of at least four members, three of which must be independent, to oversee the Bank’s compliance with the Order, (iii) maintain specified liquidity ratios, (iv) improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of commercial real estate and acquisition, development and construction loans, (v) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vi) perform risk segmentation analysis with respect to concentrations of credit, (vii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits and submit a written plan for eliminating its reliance on brokered deposits, (viii) adopt and implement a policy limiting the use of loan interest reserves, (ix) formulate and fully implement a written plan and comprehensive budget for all categories of income and expense, and (x) prepare and submit progress reports to the FDIC and the DBF.  In addition, pursuant to the Order, the Bank is required to maintain Tier 1 capital equal to at least 8% of the Bank’s total assets and total risk-based capital equal to at least 10% of the Bank’s risk-weighted assets.  The FDIC order will remain in effect until modified or terminated by the FDIC and the DBF.

The Company anticipates that it will enter into a written agreement with the Federal Reserve Board and the DBF, pursuant to which we expect to be prohibited from declaring or paying dividends without prior written consent from our regulators.  In addition, pursuant to the anticipated Agreement, without the prior written consent from our regulators, we expect to be prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; paying interest, principal or other sums on subordinated debentures and trust preferred securities; incurring, increasing or guaranteeing any debt; redeeming any shares of our common stock; and increasing salaries or bonuses paid to executive officers.  The Company anticipates that all salaries, bonuses and fees, excluding the reimbursement of expenses valued at less than $500 in the aggregate per month per executive officer, must be preapproved by the Board of Directors on a regular basis.  In appointing any new director or any executive officer, the Company believes it will be required to notify regulatory authorities and comply with restrictions on indemnification and severance.  The Company expects to be required to submit a capital plan to maintain sufficient capital and a plan to reimburse the Bank for any payments made for the Company’s activities.

Critical Accounting Policies

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

Allowance for Loan Losses

Accounting policies related to the allowance for loan losses represent a critical accounting estimate.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows and operating income or loss.

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

Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report and in Note 1 to the Consolidated Financial Statements.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, as well as net operating loss carryforwards and tax credit carryforwards.  Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision.  Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met.  The Company records a valuation allowance for deferred tax balance when it is unlikely to generate sufficient income to support the deferred tax asset.

Additional discussions on income taxes are included the Income Taxes section of this report and in Note 1 and Note 16 to the Consolidated Financial Statements.

Other Real Estate

Other real estate is carried at the lower of its recorded amount at the date of foreclosure or estimated fair value less costs to sell based on independent appraisals.  Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the allowance for loan losses.  Fair value is principally based on independent appraisals performed by local credentialed appraisers.  Any expense incurred in connection with holding such real estate or resulting from any writedowns subsequent to foreclosure is included in noninterest expense.

Additional discussions on other real estate are included the Nonperforming Assets section of this report and in Note 1 and Note 11 to the Consolidated Financial Statements.

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

The following table shows the significant components of results of operations for the past three years.

	For the Years Ended December 31,
		Change			Change
		From Prior	Percent		From Prior	Percent
	2009	Year	Change	2008	Year	Change	2007
	(Dollar amounts in thousands)
Interest and Dividend Income	$45,213	$(9,502)	-17.37%	$54,715	$(4,591)	-7.74%	$59,306
Interest Expense	28,386	(2,580)	-8.33%	30,966	(547)	-1.74%	31,513
Net Interest Income	16,827	(6,922)	-29.15%	23,749	(4,044)	-14.55%	27,793
Provision for Loan Losses	43,126	35,683	479.42%	7,443	6,778	1019.25%	665
Noninterest Income	5,639	2,567	83.56%	3,072	(284)	-8.46%	3,356
Noninterest Expense	46,653	24,971	115.17%	21,682	3,089	16.61%	18,593
Net Earnings (Loss)	(59,181)	(58,538)	-9103.89%	(643)	(8,387)	-108.30%	7,744
Net Earnings (Loss) Per Diluted Share	(14.05)	(13.90)	-9266.67%	(0.15)	(1.90)	-108.57%	1.75

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities.  Net interest income decreased approximately $6.9 million or 29% for 2009 compared to 2008.  Net interest income decreased approximately $4.0 million or 15% for 2008 compared to 2007.

Total interest and dividend income for 2009 decreased approximately $9.5 million or 17% when compared to 2008.  This decrease in 2009 is primarily due to the reversal of interest income from loans going on non-accrual status.  Additionally, the average yield on loans decreased during 2009 to 5.33% compared to an average yield of 6.56% for 2008.

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

Total interest expense for 2009 decreased approximately $2.6 million or 8% when compared to 2008.  Average deposit balances increased approximately $137.8 million when comparing 2009 to 2008.  This increase includes approximately $4.7 million in average non-interest bearing balances in regular demand deposit accounts and approximately $133.1 million in interest bearing deposits.  The average rate paid on the deposit portfolios for 2009 decreased to 3.02% from 3.91% when compared to 2008.  Average borrowing balances increased approximately $9.9 million when comparing 2009 to 2008.  Average interest rates paid on borrowings were 3.14% for 2009 compared to 3.73% for 2008.

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

For 2009, 2008 and 2007, our tax equivalent net interest margin was 1.77%, 2.80% and 3.85%, respectively.  The net interest margin of the Company decreased due to our promotion of higher short-term yields on retail time deposits, which reduced our dependence on brokered time deposits, purchase of investment securities at a low interest rate, the loss of interest on non-accrual loans and the reduction of the short-term rates by the Federal Reserve, starting in the second quarter of 2007 and continuing through the fourth quarter of 2008, and its effect on the Company’s slightly asset-sensitive balance sheet.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	Year ended December 31,
	2009			2008			2007
	(Dollar amounts in thousands)
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5)	$779,790	$41,521	5.33%	$767,438	$50,316	6.56%	$644,544	$55,254	8.57%
Federal funds sold	0	0	0.00%	6,521	155	2.38%	10,398	522	5.02%
Investment securities - taxable (7)	122,343	2,957	2.42%	62,537	3,184	5.09%	53,782	2,537	4.72%
Investment securities - tax-exempt (6) (7)	15,080	616	6.19%	21,462	850	6.00%	18,797	710	5.72%
Other interest and dividend income	50,058	119	0.24%	5,028	210	4.18%	4,406	283	6.42%
Total Earning Assets	967,271	45,213	4.71%	862,986	54,715	6.39%	731,927	59,306	8.15%

Non-interest-earning assets
Allowance for loan losses	-13,683			-9,647			-9,066
Cash and due from banks	33,038			9,109			12,543
Premises and equipment	31,499			28,955			24,523
Accrued interest receivable	5,815			6,888			6,366
Other assets	46,688			41,463			26,743
Total Assets	$1,070,628			$939,754			$793,036

Interest bearing liabilities
Interest bearing demand	$150,322	$2,207	1.47%	$120,854	$2,629	2.18%	$112,277	$3,444	3.07%
Savings	8,885	35	0.39%	8,103	46	0.57%	8,309	46	0.55%
Time deposits	715,088	24,190	3.38%	612,301	26,342	4.30%	489,143	25,496	5.21%
Total interest bearing deposits	874,295	26,432	3.02%	741,258	29,017	3.91%	609,729	28,986	4.75%
Federal Home Loan Bank advances	50,388	1,466	2.91%	38,039	1,299	3.42%	34,760	1,666	4.79%
Other borrowings	1,435	171	11.92%	3,855	97	2.52%	1,524	79	5.18%
Trust Preferred Securities	10,310	317	3.07%	10,310	553	5.36%	10,310	782	7.58%
Total borrowed funds	62,133	1,954	3.14%	52,204	1,949	3.73%	46,594	2,527	5.42%
Total interest-bearing liabilities	936,428	28,386	3.03%	793,462	30,966	3.90%	656,323	31,513	4.80%

Non-interest bearing deposits	53,110			48,363			46,384
Other liabilities	6,586			7,716			7,287
Shareholders’ equity	74,504			90,213			83,042
Total Liabilities and Shareholders’ Equity	$1,070,628			$939,754			$793,036
Net interest revenue (1)		$16,827			$23,749			$27,793
Net interest spread (2)			1.68%			2.49%			3.35%
Net interest margin (3) (6)			1.77%			2.80%			3.85%

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

(5) Interest income includes loan fees as follows (in thousands): 2009 - $1,209; 2008 - $1,730; 2007 - $1,952

(6) Reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the years 2009 compared to 2008 and for the year 2008 compared to 2007.

	2009 Compared to 2008			2008 Compared to 2007
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$(1,700)	$(7,095)	$(8,795)	$9,391	$(14,329)	$(4,938)
Investment securities:
Taxable investment securities	422	(649)	(227)	481	166	647
Tax-exempt investment securities	(286)	52	(234)	104	36	140
Interest earning deposits and fed funds sold	121	(367)	(246)	(129)	(311)	(440)
Total interest income	(1,443)	(8,059)	(9,502)	9,847	(14,438)	(4,591)

Interest paid on:
Deposits:
Interest bearing demand deposits	562	(984)	(422)	251	(1,066)	(815)
Savings	4	(15)	(11)	(1)	1	—
Time deposits	4,076	(6,228)	(2,152)	5,285	(4,439)	846
Other borrowings and FHLB advances	479	(238)	241	228	(577)	(349)
Trust Preferred Securities	—	(236)	(236)	—	(229)	(229)
Total interest expense	5,121	(7,701)	(2,580)	5,763	(6,310)	(547)

Decrease in net interest income	$(6,564)	$(358)	$(6,922)	$4,084	$(8,128)	$(4,044)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

The following table shows the related results of operations ratios for assets and equity:

	Years Ended December 31,
	2009	2008	2007
Return on Average Assets	-5.53%	-0.07%	0.98%
Return on Average Equity	-79.43%	-0.71%	9.33%
Average Equity to Average Assets	6.96%	9.60%	10.47%
Dividend Payout Ratio	0.00%	NM	0.00%

NM — Ratio is not meaningful in a loss year.

Provision for Loan Losses

The provision for loan losses was approximately $43.1 million in 2009, compared with $7.4 million in 2008 and $665 thousand in 2007.  The provision, as a percentage of average outstanding loans for 2009, 2008 and 2007, was 5.53%, 0.97% and 0.10%, respectively.  Net charge-offs as a percentage of average outstanding loans were 4.27% in 2009, 0.61% in 2008, and 0.11% in 2007.  Net loan charge-offs increased significantly since 2007, and particularly in 2009, due to the deteriorating economy and increase in impaired loans.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report, Note 1 to the Consolidated Financial Statements, and above in the Critical Accounting Estimates section of this report.

Noninterest Income

Total noninterest income for 2009 was approximately $5.6 million compared to approximately $3.1 million in 2008, and approximately $3.4 million in 2007.  The following table represents the components of noninterest income for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Amounts in thousands)
Service charges on deposit accounts	$1,760	0.34%	$1,754	23.99%	$1,415
Other service charges, commissions and fees	508	6.50%	477	28.94%	370
Gain (loss) on sale and impairment of other assets	39	176.47%	(51)	-152.57%	97
Gain (loss) on sales, calls and impairment write-down of investment securities, net	1,373	227.60%	(1,076)	-2402.33%	(43)
Mortgage origination income	854	4.53%	817	-12.06%	929
Other income	1,104	-4.08%	1,151	95.75%	588
Total noninterest income	$5,639	83.56%	$3,072	-8.46%	$3,356

Service charges on deposit accounts are evaluated against service charges from other banks in our local markets and against the Bank’s own cost structure in providing the deposit services.  This income should increase with the growth in the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were approximately $1.8 million, or 32% of total noninterest income for 2009, compared with approximately $1.8 million, or 57% for 2008, and approximately $1.4 million or 42% for 2007. Service charges on deposit accounts are directly related to the number of core transaction deposit accounts.  The number of deposit accounts for 2009 was 14,253 accounts when compared to 2008 with 13,462 accounts.

The increase in mortgage origination income for 2009 is primarily due to increase in the number of mortgage loan closings.  Approximately 258, 226, and 276 mortgage loan closings occurred during 2009, 2008 and 2007, respectively.

The increase on sales, calls and impairment write-downs of investment securities for 2009 pertains to the Bank restructuring approximately $36 million in U.S. agency and mortgage backed securities to capture gains on securities prepaying at a high rate, to offset the FDIC special assessment and to shorten the average maturity of the portfolio during the second quarter of 2009.  The increase in the loss on sales, calls and impairment write-downs of investment securities for 2008 pertains to the Bank recording a non-cash other than temporary impairment on the Bank’s investment in the Freddie Mac preferred stock and the Fannie Mae preferred stock in the amount of $1,165,284 at the end of the third quarter of 2008.

The increase in the loss on sale and impairment of other assets for 2009 is primarily attributable to the net gains in the sale of repossessed assets being offset by an impairment loss of the Bank’s equity investment in Silverton Bank, a financial institution that failed during the second quarter of 2009. The decrease on the sale and impairment of other assets for 2008 is attributed to the write-down of the leasehold improvements at the Bank’s St. Simons Island branch which was closed as of December 31, 2008.

The two most significant components in other income for 2009 were $546 thousand from the cash surrender value of life insurance on bank-owned life insurance (“BOLI”) policies purchased during 2005 and 2008 and $375 thousand of rental income from one Bank owned facility and from several other real estate properties foreclosed during 2009.  The two most significant components in other income for 2008 were $523 thousand of income from the increase in cash surrender value of life insurance on BOLI policies purchased in the first quarter of 2008, and $172 thousand of income from the fair value adjustments to an interest rate swap during the second quarter of 2008 which subsequently settled in the third quarter of 2008 for an additional minimal gain.

Noninterest Expense

Total noninterest expense for 2009 was approximately $46.7 million, compared to approximately $21.7 million in 2008, and approximately $18.6 million in 2007.  The following table represents the major components of noninterest expense for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Amounts in thousands)
Salaries and employee benefits	$10,250	-10.47%	$11,449	17.26%	$9,764
Occupancy expense	1,807	-5.69%	1,916	29.81%	1,476
Equipment rental and depreciation of equipment	1,279	13.39%	1,128	30.85%	862
Loss on sale and impairment of other real estate	3,528	934.60%	341	100.00%	—
Other real estate expense	1,574	170.45%	582	11540.00%	5
FDIC and state banking assessments	2,831	353.69%	624	65.96%	376
Legal and professional expense	1,611	171.67%	593	32.66%	447
Data processing	635	-1.70%	646	-15.99%	769
Goodwill impairment	19,533	100.00%	—	0.00%	—
Other expenses	3,605	-18.12%	4,403	-10.05%	4,895
Total noninterest expense	$46,653	115.17%	$21,682	16.61%	$18,593

The increase in noninterest expenses for 2009 is primarily due to the nonrecurring goodwill impairment charge of $19.5 million taken during the second quarter of 2009.  The increase in noninterest expenses for 2008 is primarily due to the growth of the Company in 2008 and 2007.

The increase in loss on sale and impairment of other real estate for 2009 is mostly attributed to the loss of $1.9 million from two particular other real estate properties during the second and third quarters of 2009 and to the writedown of approximately $1.4 million from several other real estate properties during the third and fourth quarters of 2009.  The increase in loss on sale and impairment of other real estate for 2008 is due to the loss on the sale of several other real estate properties foreclosed during 2008.  At December 31, 2009, 2008 and 2007, the Company had 73, 28 and 7 other real estate properties, respectively.  With the number of other real estate properties increasing each year, other real estate expenses relating to these properties have increased significantly since 2007.

The increase in the FDIC and state banking assessments for 2009 is attributable to three factors.  Since entering into the Cease and Desist Order with the FDIC, and as a result of our risk classification, the Company has had higher quarterly assessments.  Other factors for 2009 are the special one-time assessment on September 30, 2009 in the amount of $515 thousand and the Company’s increase in deposits during 2009 which also impacts the FDIC’s quarterly assessment.  The increase in the FDIC and state banking assessments for 2008 relates to the Company’s increase in deposits during 2008.

The decrease in 2009 in salaries and employee benefits pertains to a reduction in the accrual of bonuses, the utilization of the Bank officer one day per quarter furlough day, and a reduction in staff.  The increase in salaries and employee benefits for 2008 relates to the normal increases in salaries and the previous increase in the number of employees.  At December 31, 2009, the number of full-time equivalent employees was 162 compared to

178 full-time equivalent employees at December 31, 2008 and 167 full-time equivalent employees at December 31, 2007.  The increase in the number of full-time equivalent employees for 2008 was directly related to the growth of the Bank during that period and hiring for new branches in 2008.  The bank operates from seventeen facilities as of December 31, 2009 compared to eighteen facilities as of December 31, 2008 and 2007.

The decrease in occupancy expense for 2009 is attributed to the Company closing the St. Simons Island branch on December 31, 2008 and to the Company’s measures to decrease controllable noninterest expense.  The increase in occupancy expense for 2008 is attributed to the building rental expense of the Jacksonville branch location which opened in December 2007 and for the temporary building rental expense from the Cypress Mill branch location while the branch was being remodeled during the first quarter of 2008.  The increases in equipment rental and depreciation of equipment is not attributable to any one particular item, but represent increases related to physical facility expansion.

Legal and professional expenses increased during 2009 due to the Company hiring financial advisors to assist in recapitalization efforts for the Bank.  Also, the Company’s legal expenses during 2009 increased due to a trademark infringement and unfair competition action filed against the Bank by another bank in coastal Georgia.  The increase in legal and professional expenses for 2008 is mostly attributed to increased legal fees stemming from the trademark infringement and unfair competition action filed against the Bank and legal actions addressing problem loans.

Since 2007, other expenses have steadily decreased with the Company taking measures to decrease controllable noninterest expenses by reducing advertising expense, contributions, recording and filing fees and eliminating director fees in 2009.

Income Taxes

In 2009 and 2008, the Company recorded a pre-tax loss of $67.3 million and $2.3 million, respectively, generating an income tax benefit of $8.1 million and $1.7 million, respectively, compared to $4.1 million of income tax expense in 2007.  Income tax benefit expressed as a percentage of loss before income taxes (effective tax rates) for 2009 and 2008 was 12.08% and 72.07%, respectively, compared to the income tax expense as a percentage of earnings at 34.9% for 2007.  The fluctuation in the percentage between 2009 and 2008 can mainly be attributed to the goodwill impairment charge taken during the second quarter of 2009 and the recording of a valuation allowance against the Company’s deferred tax assets.  The majority of the goodwill from the two acquisitions from 2006 and 2007 was treated as tax-free exchanges, which was not recognized for tax reporting purposes and therefore no tax deduction was allowed for the impairment charge.  Likewise, no tax benefit for the goodwill was recognized in the financial statements relating to the $19.5 million charge.  Additional information regarding income taxes can be found in Note 16 to the Consolidated Financial Statements.

Financial Condition

The primary components of assets and liabilities for the Company are:

	December 31,
	2009	2008	$ Change	% Change
Assets:
Total cash and cash equivalents	$33,391,677	$15,130,136	$18,261,541	120.70%
Securities available for sale	126,939,601	100,619,437	26,320,164	26.16%
Loans, net of unearned income	718,306,915	792,883,664	(74,576,749)	-9.41%
Cash surrender value of life insurance	13,011,018	12,465,228	545,790	4.38%
Goodwill and other intangible assets	2,548,850	22,444,667	(19,895,817)	-88.64%
Other real estate owned	21,066,480	10,196,165	10,870,315	106.61%
Total assets	948,379,866	991,741,590	(43,361,724)	-4.37%
Liabilities:
Deposits	$861,156,888	$836,451,443	$24,705,445	2.95%
FHLB advances	39,000,000	47,500,000	(8,500,000)	-17.89%
Subordinated debentures	1,400,000	1,400,000	—	0.00%
Junior subordinated debentures	10,310,000	10,310,000	—	0.00%
Accrued expenses and other liabilities	1,896,265	1,630,080	266,185	16.33%
Total liabilities	918,740,707	902,779,022	15,961,685	1.77%

Loan to Deposit Ratio	83.41%	94.79%

Significant changes in the composition of assets include the increase in total cash and cash equivalents of $18.3 million and securities available for sale of $26.3 million which were due to the growth of deposits of the Company during 2009.  The Company invested most of the funds from the deposits during 2009 into U.S. Treasury securities in order to earn interest on the funds before using them to pay off maturing brokered deposits and to prepay several brokered deposits.

Other significant changes in the composition of assets were the decrease in loans followed by the increase in other real estate owned during 2009.  The Company had over $33.7 million in loans charged off during 2009 along with over $24.0 million in loans moving to other real estate owned and to other assets.  The remaining decrease in loans is attributed to payoff of loans from customers.

The most significant change in the composition of liabilities was the increase in deposits, especially time deposits.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.  Local retail time deposits at December 31, 2009, increased approximately $175.4 million since December 31, 2008 due to management’s aggressive efforts to increase core deposits and reduce the Bank’s reliance on brokered deposits.  The Company was able to decrease brokered deposits at December 31, 2009 by approximately $148.1 million compared to December 31, 2008 primarily due to its ability to replace them with retail deposits.  Other core deposits (non-interest bearing, interest bearing and saving accounts) decreased approximately $2.6 million at December 31, 2009 compared to December 31, 2008.

Due to our strong loan demand in the past, we chose to obtain a portion of our deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We have also utilized out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  Our brokered time deposits represented 27.43% of our deposits as of December 31, 2009 compared to 45.95% of our deposits as of December 31, 2008.

In the past, the Bank has relied heavily on brokered deposits.  Pursuant to the Order and FDIC regulations as a result of our undercapitalized status, we are unable to accept, renew or roll over brokered deposits absent a waiver from the FDIC.  Accordingly, management has instituted an aggressive retail deposit marketing campaign to replace a portion of the brokered deposits as they mature.

Investment Securities

Securities in our investment portfolio totaled $126.9 million at December 31, 2009, compared to $100.6 million at December 31, 2008.  The most significant increase in the securities portfolio has resulted from the purchase of $150.1 million in U.S. Treasury securities, $15.5 million of mortgage-backed securities and $38.4 million of U.S Government Sponsored Enterprises securities, which were offset by the sales and/or calls of $5.9 million in state, county and municipal bonds, the sale and/or maturity of $93.2 million in U.S. Treasury securities, the sales, calls and/or maturities of $29.6 million in U.S. Government Sponsored Enterprises and the sales and/or paydowns of $49.3 million in mortgage-backed securities.  At December 31, 2009, the securities portfolio had unrealized net gains of approximately $910 thousand.  The following table shows the carrying value of the investment securities at December 31, 2009, 2008 and 2007.

	December 31,
	2009	2008	2007
	(Amounts in Thousands)
Securities available for sale:
U. S. Treasury Securities	$57,157	$251	$254
U. S. Government Sponsored Enterprises	27,617	17,761	27,493
State, County and Municipal	15,156	20,298	21,346
Mortgage-backed Securities	26,712	62,036	23,844
Other Investments	259	250	250
Equity Securities	39	23	1,200
Total	$126,940	$100,619	$74,387

The following table sets forth the maturities of the investment securities at carrying value at December 31, 2009 and the related weighted yields.

	MATURITY
	One Year		One through		Five through		Over Ten
	Or Less		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Totals
	(Dollars in Thousands)
Available for Sale
U. S. Treasury Securities	$57,157	0.30%	$—	0.00%	$—	0.00%	$—	0.00%	$57,157
U. S. Government Sponsored Enterprises	—	0.00%	19,095	2.40%	5,845	4.03%	2,677	5.34%	27,617
State, County and Municipal - Tax Exempt (1)	—	0.00%	1,010	5.07%	4,052	5.85%	8,779	6.10%	13,841
State, County and Municipal - Taxable	—	0.00%	—	0.00%	488	4.63%	827	5.55%	1,315
Mortgage-backed Securities	826	3.30%	468	3.50%	2,601	2.63%	22,817	3.85%	26,712
Other Investments	—	0.00%	—	0.00%	259	6.24%	—	0.00%	259
Total	$57,983	0.34%	$20,573	2.56%	$13,245	4.38%	$35,100	4.57%	$126,901

(1)  Yield reflects taxable equivalent adjustments using a tax rate of 34 percent.

At December 31, 2009, we did not hold investment securities of any single issuer, other than obligations of the U.S. Government Sponsored Enterprises, whose aggregate book value exceeded ten percent of shareholders’ equity.

Loans

Total loans, net of unearned income decreased approximately $74.6 million, or 9.41%, at December 31, 2009, from December 31, 2008 as management has made an effort to limit loan growth in order to preserve capital for the Company.  Also, total loans have decreased due to approximately $33.7 in loans being charged off and approximately $24.0 million in loans being transferred to other real estate owned and in other assets during 2009.  Management is limiting credit availability especially for commercial real estate and acquisition, development and construction loans and pursuing collection efforts aggressively in an effort to reduce the Bank’s exposure to commercial real estate and acquisition, development and construction, pursuant to the Order.  The following table presents a summary of the loan portfolio by category.

Loans Outstanding

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Commercial	$51,674	$70,187	$69,079	$54,898	$40,194
Real estate - commercial	304,468	310,459	258,390	192,876	99,309
Real estate - construction	263,271	314,405	292,152	224,540	146,305
Real estate - mortgage	92,013	89,102	68,578	54,003	43,670
Obligations of political subdivisions in the U.S.	295	347	290	1,728	—
Consumer	6,838	8,905	8,934	5,380	2,332
Total Loans	718,559	793,405	697,423	533,425	331,810
Less:
Unearned loan fees	(252)	(521)	(277)	(297)	(369)
Allowance for loan losses	(21,479)	(11,672)	(8,879)	(7,258)	(4,150)
Loans, net	$696,828	$781,212	$688,267	$525,870	$327,291

The following table sets forth the contractual maturity distribution of commercial, construction loans and obligations of states and political subdivisions in the US, including the interest rate sensitivity for loans maturing greater than one year.

Loan Portfolio Maturity

As of December 31, 2009

(Dollars in thousands)

					Rate Stucture for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	Or Less	Five Years	Years	Total	Rate	Rate
Commercial	$31,846	$17,369	$2,459	$51,674	$12,480	$7,348
Real estate - construction	202,053	60,304	914	263,271	15,968	45,250
Obligations of political subdivisions in the U.S.	229	66	—	295	66	—
Total	$234,128	$77,739	$3,373	$315,240	$28,514	$52,598

At December 31, 2009, the Company had twenty-two loans with outstanding balances totaling $72.3 million with loan-funded interest reserves.  The amount of capitalized interest from interest reserves for 2009 was $2.7 million.

Pursuant to the Order, the Bank adopted, and is currently implementing, a policy limiting the use of loan interest reserves.  This policy confines the use of interest reserves to properly underwritten construction and development loans where development or building plans have specific timetables that commence within a reasonable time of the loan’s approval and that include realistic timetables.

With respect to accounting for interest reserves on loans, interest that has been added to the balance of a loan through the use of an interest reserve should not be recognized as income if its collectability is not reasonably assured.  The accrual of uncollected interest and its capitalization into the loan balance will not be appropriate when the loan becomes troubled and the full collection of contractual principal and interest is no longer expected.

When it is determined that the collectability of a loan with an interest reserve component is not reasonably assured, the loan is placed on non-accruing status and any unpaid accrued interest is reversed.

The decision to establish a loan funded interest reserve upon origination of an acquisition, development or construction loan is determined based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the protection provided by the real estate and other collateral.  The total cost of the project, including the interest reserve, is considered when determining the equity injection required from the borrower.

Interest reserves are required on all construction and development loans unless it is clearly established that the borrower has the capacity to pay the interest during the initial stages of the development from alternative resources on the proposed contractual basis of payment.  The reserve is included in the construction budget.  Interest is collected from the interest reserve on a monthly basis.  The interest is capitalized and added to the loan balance.

No restructured loans include an interest reserve component.

Asset Quality

At year-end 2009, the loan portfolio was 75.7% of total assets.  Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitors, controls and measures our credit risk, standardized credit analyses and our comprehensive credit policy.  Our level of nonperforming assets increased in 2009 as a result of a slowing economy and the devaluation of real estate.  Real estate values in our markets deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses.  Our non-performing assets have increased since the beginning of the economic downturn in 2007, when management began to aggressively recognize impaired loans based on an ongoing process of identifying early signs of stress in our loan portfolio.  Any significant events that may occur subsequent to any financial statement date are reviewed by management to determine if any impact is material to the financial statements.  If the event is deemed to be material, the financial statements are adjusted to reflect the impact of the event.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years:

Analysis of Changes in Allowance for Loan Losses

	For the Years ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in Thousands)

Average loans outstanding	$779,790	$767,438	$644,544	$414,272	$285,238
Total loans at year-end	718,559	793,405	697,423	533,425	331,810
Allowance for possible loan losses, beginning of period	11,672	8,879	7,258	4,150	2,800

Charge-offs:
Commercial	4,264	659	290	114	75
Real estate - construction	21,704	1,267	56	—	—
Real estate - commercial	5,547	1,814	300	40	—
Real estate - mortgage	2,049	974	309	107	75
Consumer loans	182	129	11	11	—
Total	33,746	4,843	966	272	150

Recoveries:
Commercial	270	55	74	29	—
Real estate - construction	33	26	1	—	—
Real estate - commercial	29	—	16	50	—
Real estate - mortgage	60	58	101	25	—
Consumer loans	35	54	90	5	7
Total	427	193	282	109	7

Net charge-offs	33,319	4,650	684	163	143

Provision for loan losses	43,126	7,443	665	1,671	1,493
Allowance from purchase acquisition	—	—	1,640	1,600	—
Allowance for possible loan losses, end of period	$21,479	$11,672	$8,879	$7,258	$4,150

Allowance as a percentage of year-end loans	2.99%	1.47%	1.27%	1.36%	1.25%

As a percentage of average loans:
Net charge-offs	4.27%	0.61%	0.11%	0.04%	0.05%

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

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed necessary to provide for possible losses.  The unallocated portion of the allowance in prior years was maintained due to a number of qualitative factors, such as concentrations of credit and bank acquisitions.  At December 31, 2009, the Company did not have an unallocated portion of the allowance.  Due to current economic conditions, we performed a thorough analysis of our allowance of loan losses that is allocated within the different loan categories for amounts deemed necessary to provide for possible losses.  The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

	December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*	Allocation	Loans*
Commercial	$2,582	7.19%	$908	8.85%	$770	9.90%	$649	10.29%	$470	12.11%
Real estate - commercial	3,381	42.37%	415	39.13%	4,998	37.05%	2,453	36.16%	1,356	29.93%
Real estate - construction	13,042	36.64%	6,654	39.63%	2,271	41.90%	2,496	42.10%	1,742	44.10%
Real estate - mortgage	1,664	12.81%	3,212	11.23%	512	9.83%	707	10.12%	461	13.16%
Obligations of political subdivisions in the U.S.	—	0.04%	—	0.04%	—	0.04%	17	0.32%	—	0.00%
Consumer	810	0.95%	483	1.12%	58	1.28%	63	1.01%	35	0.70%
Unallocated	—		—		270		873		86
Total	$21,479	100.00%	$11,672	100.00%	$8,879	100.00%	$7,258	100.00%	$4,150	100.00%

* Loan balance in each category, expressed as a percentage of total loans.

Nonperforming Assets

Nonperforming assets, which include non-accrual loans accruing loans past due over 90 days, other real estate owned and repossessed assets, totaled approximately $137.0 million at year-end 2009, compared to $31.3 million at December 31, 2008.  At December 31, 2009 and 2008, the ratio of nonperforming assets to total loans plus other real estate owned was 18.52% and 3.90%, respectively.

During the fourth quarter of 2009, management placed approximately $60.0 million in loans from several customers on non-accrual.  The majority of these loans are secured by 1-4 family, construction, land development and/or commercial real estate.  However, management is continuously monitoring these loans in order to minimize any losses.

Our policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.  The accrual of interest is discontinued when the loan is placed on non-accrual.  Interest income that would have been recorded on these non-accrual loans in accordance with their original terms totaled $5.4 million, $1.3 million and $284 thousand in 2009, 2008, and 2007, respectively, compared with interest income recognized of $31,050, $29,244 and $38,809, respectively.

Our loan officers usually notify management first when they determine that a loan relationship may be showing signs of distress or issues with collectability of scheduled payments.  Also, management is constantly reviewing and discussing past due loans with loan officers in efforts to identify further troubled loan relationships as soon as possible.  Quarterly rated loan reviews are held by management to further monitor troubled loan relationships and potential loss exposure.  Also, all loan relationships greater than $500 thousand are reviewed annually in the Officers’ Annual Review Committee.  Loan officers are required to either validate the appraised values of collateral or order new appraisals when it is determined that a material change in the value of the property may have occurred.

For new loans secured by real estate being placed on non-accrual, an impairment analysis is performed.  If a current appraisal is not on file, a new appraisal for the collateral is obtained by an independent, third-party appraiser within thirty days of engagement.  Once the new appraisal has been reviewed and accepted by the senior vice president of credit administration, the impairment calculation is completed to determine the net realizable value of the loan with the appraised value being adjusted for certain costs including, but not limited to sales commissions, closing costs, costs to complete or make ready for sale, property taxes, and, if necessary, an additional adjustment for market conditions.  If the loan balance has been determined to be in excess of the net realizable value from the impairment calculation, the loan is considered to be impaired.  If the loan is determined to be collateral dependent, the loan balance in excess of the net realizable value is charged off immediately.  Generally, the underlying collateral securing collateral-dependent nonperforming loans consists of residential lots, residential dwellings, undeveloped land tracts, timber tracts and developed land tracts.  If the loan is not determined to be collateral dependent, a specific allocation within the allowance for loan loss is provided for the loan once the impairment calculation is complete.  Once management determines that the loan is impaired and placed on non-accrual, the loan is transferred to our Special Assets Division for close monitoring and collection.

Nonperforming loans totaled $115.9 million and $21.1 million at December 31, 2009 and 2008, respectively.  Nonperforming loans consist of loans on non-accrual status and loans that are 90 days or more past due.

There are no commitments to lend additional funds to customers with loans on non-accrual status at December 31, 2009.  Moreover, pursuant to the Order, the Bank is prohibited from extending new credit to anyone who has caused a loss on the Bank.  The table below summarizes our nonperforming assets at year-end for the last five years.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Nonperforming loans:
Nonaccrual	$115,294	$21,103	$4,277	$617	$274
Loans 90 days or more past due	645	—	505	31	13
Total nonperforming loans	$115,939	$21,103	$4,782	$648	$287
Other real estate owned	21,066	10,196	759	—	—
Repossessed assets	1	35	—	—	—
Total nonperforming assets	$137,006	$31,334	$5,541	$648	$287

Nonperforming assets to total loans plus other real estate owned	18.52%	3.90%	0.79%	0.12%	0.09%

Nonperforming assets to total assets	14.45%	3.16%	0.65%	0.10%	0.07%

Allowance for loan losses to nonperforming loans	18.53%	55.31%	185.68%	1120.06%	1445.99%

The Company’s allowance as a percentage of nonperforming loans has steadily decreased since December 31, 2008.  This is due mostly to the increase in nonperforming loans which the Company has recorded at the lower of the stated value of the loan or the fair value of the underlying collateral.  With the Company recording most of the nonperforming loans at the fair value of the underlying collateral, charge-offs have increased significantly during 2009 to $33.7 million.  Additionally, the Company has provided $43.1 million provision for loan losses based upon management’s analysis of the allowance for loan losses.

Excluded from the table above at December 31, 2009 were $1.3 million in loans with terms that have been modified in a troubled debt restructuring (“TDR”).  All of the TDRs are performing in accordance with their modified terms and are therefore not considered to be non-performing assets.  There were no TDRs reported for any of the prior reporting periods presented above.

Other Real Estate

The Company’s other real estate owned (“OREO”) consisted of the following as of December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
	(Dollars in Thousands)
1-4 Family residential properties	23	$2,958	8	$3,574
Multifamily residential properties	2	238	—	—
Nonfarm nonresidential properties	13	8,994	5	520
Construction & land development properties	35	8,876	15	6,102
Total	73	$21,066	28	$10,196

All OREO properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

During the first quarter of 2010, the Bank foreclosed on approximately $10.7 million in various commercial, construction and land development and 1-4 family residential real estate properties.  These properties were being held as collateral against several non-accrual loans at December 31, 2009.  Management has evaluated these properties for any additional losses based upon current appraisals.  Also, during the first quarter of 2010, the Bank sold $2.6 million in various commercial, construction and land development, and 1-4 family residential real estate properties resulting in a gain of approximately $36 thousand.

Our OREO policy and procedures provide that a foreclosure appraisal be obtained.  Our policy requires a certified appraiser conduct the appraisal for foreclosed property to obtain a fair market value.  To qualify and be approved as an appraiser for Atlantic Southern Bank, appraisers must have met the Appraisal Qualifications Board requirements and have not had any disciplinary actions.  Additionally, an appraiser must submit to us their resume, license, education and experience for review before being approved for appraisal work.  Upon transfer into OREO, the property is listed with a realtor to begin sales efforts.

All OREO properties are initially recorded at fair value, less estimated cost to sell.  If the fair value less estimated costs to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses.  An updated appraisal is ordered on each anniversary if the property is owned for more than one year.  If the fair value of the OREO, less estimated costs to sell at the time of foreclosure, decreases during the holding period, the OREO is written down with a charge to noninterest expense.  When the OREO is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the OREO.

Deposits and Other Borrowings

Average deposits increased approximately $137.8 million during 2009, compared to an increase of approximately $133.5 million during 2008.  Average time deposits were $715.1 million during 2009 as compared to $612.3 million during 2008.  The increase in time deposits can be attributed to managements’ aggressive efforts to increase core deposits and reduce the Bank’s reliance on brokered deposits.  Pursuant to the Order and FDIC regulations, as a result of our undercapitalized status, the Bank is prohibited from accepting, renewing or rolling over brokered deposits absent a waiver from the FDIC.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest bearing deposits	$53,110	—	$48,363	—	$46,384	—
Interest bearing demand deposits	150,322	1.47%	120,854	2.18%	112,277	3.07%
Savings	8,885	0.39%	8,103	0.57%	8,309	0.55%
Time deposits	715,088	3.38%	612,301	4.30%	489,143	5.21%

Total average deposits	$927,405	3.02%	$789,621	3.91%	$656,113	4.75%

Time deposits greater than $100,000 totaled $195.0 million at December 31, 2009, compared to $125.1 million at December 31, 2008.  In the past, we utilized brokered deposits as an alternative source for cost-effective funding.  We held approximately $236 million and $384 million in brokered time deposits at December 31, 2009 and 2008, respectively.  The daily average balance of brokered time deposits totaled $352 million in 2009 as compared to $362 million in 2008.  The weighted average rates paid on brokered deposits during 2009 and 2008 were 3.66% and 4.22%, respectively.  The weighted average interest rate on the brokered deposits at December 31, 2009 and 2008 was 3.27% and 3.62%, respectively.  In addition, because we are currently classified as less than well capitalized, we are prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity in our Georgia markets.  In our Jacksonville market, however, we are prohibited from paying rates in excess of 75 basis points above the national average on deposits, as calculated by the FDIC.

The following table sets forth the scheduled maturities of time deposits greater than $100,000 and brokered deposits at December 31, 2009.

(Thousands)
$100,000 and greater:
3 months or less	$41,646
over 3 through 6 months	45,319
over 6 months through 1 year	74,578
over 1 year	33,467
Total outstanding certificates of deposit of $100,000 or more	$195,010

(Thousands)
Brokered deposits:
3 months or less	$11,173
over 3 through 6 months	18,880
over 6 months through 1 year	74,940
over 1 year	131,256
Total brokered deposits	$236,249

Total borrowings from Federal Home Loan Bank advances decreased approximately $8.5 million during 2009 compared to 2008, due to the pay off of maturing Federal Home Loan Bank advances.  Total borrowings from Federal Home Loan Bank advances increased approximately $7.0 million during 2008 compared to 2007 due to management meeting funding needs.  Additional information regarding Federal Home Loan Bank advances, including scheduled maturities, is provided in Note 13 in the consolidated financial statements.

Capital Resources

At December 31, 2009, shareholders’ equity was $29.6 million versus $89.0 million at December 31, 2008. In 2009, the decrease in shareholders’ equity was primarily the result of the net loss of $59.2 million.  This net loss was attributable to the recording of $19.5 million in nonrecurring goodwill impairment, $43.1 million to the provision for loan losses and the recording of a valuation allowance of the deferred tax asset.  In 2008, the decrease in shareholders’ equity was primarily the result of the net loss of income offset by the exercise of warrants.  We paid no cash dividends during 2009 and $374 thousand in cash dividends during 2008.  Moreover, pursuant to our anticipated Agreement with the Federal Reserve Board and the DBF, the Company is prohibited from declaring or paying dividends, or taking payment from the Bank representing a reduction in capital, without prior regulatory approval.

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

On September 11, 2009, the Bank consented to the issuance of an Order to Cease and Desist with the FDIC and the DBF, whereby the Bank cannot declare dividends without the prior written approval of the FDIC and the DBF. Other material provisions of the Order require the Bank to: (i) strengthen its Board of Directors’ oversight of management and operations of the Bank, (ii) establish a committee consisting of at least four members, three of which must be independent, to oversee the Bank’s compliance with the Order, (iii) maintain specified liquidity ratios, (iv) improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of commercial real estate and acquisition, development and construction loans, (v) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vi) perform risk segmentation analysis with respect to concentrations of credit, (vii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits and submit a written plan for eliminating its reliance on brokered deposits, (viii) adopt and implement a policy limiting the use of loan interest reserves, (ix) formulate and fully implement a written plan and comprehensive budget for all categories of income and expense, and (x) prepare and submit progress reports to the FDIC and the DBF. In addition, pursuant to the Order, the Bank is required to maintain Tier 1 capital equal to at least 8% of the Bank’s total assets and total risk-based capital equal to at least 10% of the Bank’s risk-weighted assets. At December 31, 2009, the Bank was not in compliance with the Order, with Tier 1 capital at 4.73% and total risk-based capital at 6.19%. The Order will remain in effect until modified or terminated by the FDIC and the DBF.

The Company anticipates that it will enter into a written agreement with the Federal Reserve Board and the DBF, pursuant to which we expect to be prohibited from declaring or paying dividends without prior written consent from our regulators.  In addition, pursuant to the anticipated Agreement, without the prior written consent from our regulators, we expect to be prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; paying interest, principal or other sums on subordinated debentures; incurring, increasing or guaranteeing any debt; redeeming any shares of our common stock; and increasing salaries or bonuses paid to executive officers.  The Company anticipates that all salaries, bonuses and fees, excluding the reimbursement of expenses valued at less than $500 in the aggregate per month per executive officer, must be preapproved by the Board of Directors on a regular basis.  In appointing any new director or any executive officer, the Company believes it will be required to notify regulatory authorities and comply with restrictions on indemnification and severance.  The Company expects to be required to submit a capital plan to maintain sufficient capital and a plan to reimburse the Bank for any payments made for the Company’s activities.

In addition, quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  As of December 31, 2009, the Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 6.19% and 4.73%, respectively.  As a result of our regulatory capital ratios, we were considered “undercapitalized” by our bank regulatory authorities as of December 31, 2009.  As a result of our undercapitalized status, we are subject to greater regulatory monitoring and certain additional discretionary safeguards may be imposed by regulatory authorities.

Since the Bank consented to the Order, it has taken steps to address the provisions of the Order.  Management has taken an active role in working with the FDIC and the DBF to improve its financial condition and is addressing the terms of the Order on a continuing basis.  We are also in the process of developing a short-term and a long-term capital plan to meet regulatory capital limits.  Failure to adequately address the Order may result in more severe actions by regulators, including the eventual appointment of a receiver of the Bank’s asset.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and December 31, 2008 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	$75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	$45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	$53,072,700	>	5.0%

December 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,583,000	10.47%	$66,921,108	>	8.0%	N/A		N/A
Bank	86,181,000	10.33%	66,742,304	>	8.0%	$83,427,880	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,709,000	9.05%	$33,462,541	>	4.0%	N/A		N/A
Bank	74,332,000	8.91%	33,370,146	>	4.0%	$50,055,219	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,709,000	7.84%	$38,627,041	>	4.0%	N/A		N/A
Bank	74,332,000	7.71%	38,563,943	>	4.0%	$48,204,929	>	5.0%

We have outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at December 31, 2009.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At December 31, 2009, all of the Trust Preferred Securities qualifies as a Tier I capital.  For further information on our Trust Preferred Securities, see Note 15 in the consolidated financial statements.

We have outstanding subordinated debentures totaling $1.4 million at December 31, 2009.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines.  At December 31, 2009, all of the subordinated debentures qualify as a Tier II capital.  For further information on our subordinated debentures, see Note 14 in the consolidated financial statements.

Pursuant to our anticipated Agreement with the Federal Reserve Board and the DBF, we expect to be prohibited from making any distributions of interest, principal or other sums on any subordinated debentures or trust preferred securities absent prior regulatory approval.

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

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established overnight borrowing for Federal Funds Purchased through various correspondent banks, lines of credit through the membership of the Federal Home Loan Bank program and with the Federal Reserve Bank, and participatory relationships with correspondent banks. Nonetheless, as a result of regulatory restrictions and the Order, our access to additional borrowed funds is currently limited and we may become subject to acute liquidity stress unless we are able to improve our regulatory status to remove these restrictions and regain access to brokered funds, continue to successfully replace maturing brokered deposits with core deposits or other non-brokered deposit funding or otherwise reduce our liquidity needs.  At this time, management believes the various funding sources are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.  Our liquid assets consist of cash and due from accounts, federal funds sold and interest-bearing deposits in other banks.

Our liquid assets as a percentage of total deposits at December 31, 2009 and 2008 were 3.88% and 1.80%, respectively.  The ratio of liquid assets as a percentage of deposits increased primarily due to the 120.70% increase in total cash and cash equivalents shown above.

We have the ability, on a short-term basis, to purchase up to $16.0 million of federal funds from other financial institutions.  At December 31, 2009, there were no federal funds purchased from other financial institutions.  At December 31, 2009, we do not have any further borrowing capacity at this time with the Federal Home Loan Bank with $39.0 million in outstanding advances.  We can borrow funds from the Federal Reserve Bank, subject to eligible collateral of loans.  At December 31, 2009, our maximum borrowing capacity from the Federal Reserve Bank was $34.9 million; however, we had no advances on this line at December 31, 2009.

Off-Balance Sheet Commitments

We are party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, which are agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance-sheet instruments.  At December 31, 2009, we had outstanding loan commitments of approximately $34.0 million and standby letters of credit of approximately $764 thousand.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Contractual Obligations

The following table is a summary of our commitments to extend credit as well as our contractual obligations, consisting of certificates of deposits and FHLB advances by contractual maturity date.

	2010	2011	2012	2013	2014 and After
	(Dollar amounts in thousands)
Certificates of deposit (1)	$464,478	$124,055	$75,071	$479	$1,966
FHLB borrowings	5,000	21,000	6,000	6,000	1,000
Commitments to extend credit	33,956	—	—	—	—
Standby letters of credit	764	—	—	—	—
Total commitments and contractual obligations	$504,198	$145,055	$81,071	$6,479	$2,966

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

Intense competition in our markets continues to pressure quality loan rates downward, while conversely pressuring deposit rates upward.  The following table reflects our rate sensitive assets and liabilities by maturity as of December 31, 2009.  Variable rate loans are shown in the category of due “within three months” because they reprice with changes in the prime lending rate.  Fixed rate loans are presented assuming the entire loan matures on the final due date, although payments are actually made at regular intervals and are not reflected in this schedule.  Distribution of maturities for available for sale securities is based on amortized cost.  Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities that may be different from the contractual terms.  Additionally, demand deposits and savings accounts have no stated maturity; however, it has been our experience that these accounts are not totally rate sensitive, and accordingly the following analysis assumes all interest bearing demand deposit accounts, money market deposit accounts and savings accounts reprice within one year and the time deposits reprice within one to five years.

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

The following table shows interest sensitivity gaps for these different intervals as of December 31, 2009:

	1-3	4-6	7-12	Over 1 Year	Over
	Months	Months	Months	thru 5 Years	5 Years
	(Dollars in Thousands)
Interest Rate Sensitive Assets:
Loans	$539,036	$19,186	$29,719	$115,625	$14,741
Securities	14,044	22,573	21,365	20,606	48,352
FHLB stock	—	—	—	—	4,317
Interest bearing deposits in other banks	28,401	—	—	—	—
Federal funds sold	—	—	—	—	—
Total Interest Rate Sensitive Assets	$581,481	$41,759	$51,084	$136,231	$67,410

Interest Rate Sensitive Liabilities:
Money market and NOW accounts	$132,470	$—	$—	$—	$—
Savings	8,891	—	—	—	—
Time deposits	101,195	126,127	237,156	199,852	1,719
Other borrowings	—	5,000	—	33,000	12,710
Total Interest Rate Sensitive Liabilities	$242,556	$131,127	$237,156	$232,852	$14,429
Interest Rate Sensitivity GAP	$338,925	$(89,368)	$(186,072)	$(96,621)	$52,981

Cumulative Interest Rate Sensitivity GAP	$338,925	$249,557	$63,485	$(33,136)	$19,845
Cumulative GAP as a % of total assets December 31, 2009	35.74%	26.31%	6.69%	-3.49%	2.09%

The interest rate sensitivity at December 31, 2009 indicates an asset-sensitive position in the three months or fewer periods and liability sensitive in the 4-12 month periods.  On a cumulative basis through one year, our rate sensitive assets exceed rate sensitive liabilities, resulting in an asset-sensitive position of $63.5 million or 6.69% of total assets. Generally, an asset-sensitive position indicates that rising interest rates tend to be beneficial, in the near and long term. Rising and declining interest rates, respectively, would typically have the opposite effect on net interest income in an asset-sensitive position. Other factors, including the speed at which assets and liabilities reprice in response to changes in market rates and competitive factors, can influence the ultimate impact on net interest income resulting from changes in interest rates. Although management actively monitors and reacts to a changing interest rate environment, it is not possible to fully insulate us against interest rate risk. Given the current mix and maturity of our assets and liabilities, it is possible that a rapid, significant and prolonged increase or decrease in interest rates could have an adverse impact on our net interest margin.

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

Item 8.            Financial Statements and Supplementary Data

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Southern Financial Group, Inc. and subsidiary

Macon, Georgia

We have audited the consolidated balance sheets of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Southern Financial Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Atlantic Southern Financial Group, Inc. and subsidiary will continue as a going concern.  As discussed in Notes 2 and 3 to the financial statements, the quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiary, Atlantic Southern Bank (the “Bank”), to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  At December 31, 2009, Atlantic Southern Bank’s total capital to risk-weighted assets and Tier I Capital to average assets ratios are below the required levels.  In addition, the Bank has suffered substantial operating losses.  The Bank has filed a capital plan with the Georgia Department of Banking and Finance outlining its plans for attaining the required levels of regulatory capital.  To date, notification for the Georgia Department of Banking and Finance regarding acceptance or rejection of its capital plan has not been received.  Failure to meet the capital requirements and interim capital targets included in the capital plan exposes the Bank to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the institution.  These matters raise substantial doubt about the ability of Atlantic Southern Financial Group, Inc. and subsidiary to continue as a going concern.  The ability of Atlantic Southern Financial Group, Inc. and subsidiary to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of the Bank’s capital plan.  Management’s plans in regard to these matters are described in Notes 2 and 3. The accompanying financial statements do not include any adjustments that would be necessary should Atlantic Southern Financial Group, Inc. and subsidiary be unable to continue as a going concern.

\s\Porter Keadle Moore, LLP

Atlanta, Georgia

March 30, 2010

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE •  Atlanta, Georgia 30303 • Phone 404-588-4200  • Fax 404-588-4222  • www.pkm.com

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
Assets
Cash and due from banks	$4,990,374	$14,010,580
Interest-bearing deposits in other banks	28,401,303	1,119,556
Total cash and cash equivalents	33,391,677	15,130,136
Securities available for sale, at fair value	126,939,601	100,619,437
Federal Home Loan Bank stock, restricted, at cost	4,316,800	3,670,200
Loans held for sale	1,089,108	1,291,352
Loans, net of unearned income	718,306,915	792,883,664
Less - allowance for loan losses	(21,478,748)	(11,671,534)
Loans, net	696,828,167	781,212,130
Bank premises and equipment, net	31,016,982	31,049,394
Accrued interest receivable	4,549,769	6,342,138
Cash surrender value of life insurance	13,011,018	12,465,228
Goodwill and other intangible assets, net of amortization	2,548,850	22,444,667
Other real estate owned	21,066,480	10,196,165
Income tax receivable	11,174,666	1,369,400
Other assets	2,446,748	5,951,343
Total Assets	$948,379,866	$991,741,590

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$53,747,355	$48,482,128
Money market and NOW accounts	132,469,652	141,224,574
Savings	8,890,713	7,972,230
Time deposits	666,049,168	638,772,511
Total deposits	861,156,888	836,451,443
Federal Home Loan Bank advances	39,000,000	47,500,000
Subordinated debentures	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	4,977,554	5,487,499
Accrued expenses and other liabilities	1,896,265	1,630,080
Total liabilities	918,740,707	902,779,022
Commitments
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, no par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2009, $5 par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2008	74,630,831	21,058,900
Additional paid-in capital	—	53,546,955
(Accumulated deficit) retained earnings	(45,592,212)	13,588,966
Accumulated other comprehensive income	600,540	767,747
Total shareholders’ equity	29,639,159	88,962,568
Total Liabilities and Shareholders’ Equity	$948,379,866	$991,741,590

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accountants.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$41,520,476	$50,315,655	$55,254,000
Interest on securities:
Taxable income	2,957,457	3,183,986	2,537,229
Non-taxable income	615,718	850,256	709,437
Income on federal funds sold	—	155,177	522,374
Other interest and dividend income	118,975	210,087	282,658
Total interest and dividend income	45,212,626	54,715,161	59,305,698
Interest Expense:
Deposits	26,431,690	29,016,664	28,986,170
FHLB borrowings and other interest expense	1,466,451	1,306,726	1,666,666
Federal funds purchased	225	60,841	78,773
Subordinated debentures	170,333	29,133	—
Junior subordinated debentures	316,912	552,864	781,681
Total interest expense	28,385,611	30,966,228	31,513,290

Net interest income	16,827,015	23,748,933	27,792,408
Provision for loan losses	43,126,000	7,443,000	665,000
Net interest income (expense) after provision for loan losses	(26,298,985)	16,305,933	27,127,408
Noninterest Income:
Service charges on deposit accounts	1,760,014	1,754,187	1,414,764
Other service charges, commissions and fees	508,201	476,751	369,746
Gain (loss) on sale and impairment of other assets	39,252	(50,996)	97,004
Gain (loss) on sales, calls and impairment write-down of investment securities, net	1,373,106	(1,076,407)	(42,680)
Mortgage origination income	854,035	817,378	929,077
Other income	1,104,421	1,151,384	588,418
Total noninterest income	5,639,029	3,072,297	3,356,329
Noninterest Expense:
Salaries and employee benefits	10,249,666	11,448,793	9,763,510
Occupancy expense	1,806,720	1,915,508	1,475,661
Equipment rental and depreciation of equipment	1,278,934	1,128,207	862,228
Loss on sale and impairment of other real estate	3,527,518	341,373	—
Other real estate expense	1,574,493	582,314	4,878
FDIC and state banking assessments	2,831,338	624,156	376,328
Legal and professional expense	1,611,326	592,694	446,568
Data processing	634,770	645,704	769,109
Goodwill impairment	19,533,501	—	—
Other expenses	3,605,156	4,403,042	4,894,898
Total noninterest expense	46,653,422	21,681,791	18,593,180

Earnings (loss) before income taxes	(67,313,378)	(2,303,561)	11,890,557
Income tax benefit (expense)	8,132,200	1,660,067	(4,146,682)
Net Earnings (loss)	$(59,181,178)	$(643,494)	$7,743,875
Net Earnings (loss) per share:
Basic	$(14.05)	$(0.15)	$1.89
Diluted	$(14.05)	$(0.15)	$1.75
Dividends declared per share	$—	$0.09	$—

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accountants.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Number of	Common	Paid-in	(Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 2006	3,609,747	$18,048,735	$37,806,852	$6,862,246	$(485,901)	$62,231,932
Net earnings	—	—	—	7,743,875	—	7,743,875
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	714,643	714,643
Change in fair value of derivatives for cash flow hedges, net of tax effect	—	—	—	—	75,547	75,547
Issuance of common stock for acquisition of First Community Bank, net of issuance cost of $87,726	542,033	2,710,165	15,582,414	—	—	18,292,579
Stock-based compensation	—	—	23,936	—	—	23,936
Balance, December 31, 2007	4,151,780	20,758,900	53,413,202	14,606,121	304,289	89,082,512
Net loss	—	—	—	(643,494)	—	(643,494)
Change in unrealized loss/gain on securities available for sale, net of tax effect	—	—	—	—	463,458	463,458
Exercise of stock warrants	60,000	300,000	100,000	—	—	400,000
Payment for fractional shares	—	—	(1,379)	—	—	(1,379)
Cash dividends paid, $0.09 per share	—	—	—	(373,661)	—	(373,661)
Stock-based compensation	—	—	35,132	—	—	35,132
Balance, December 31, 2008	4,211,780	21,058,900	53,546,955	13,588,966	767,747	88,962,568
Net loss	—	—	—	(59,181,178)	—	(59,181,178)
Change in unrealized loss/gain on securities available for sale, net of tax effect	—	—	—	—	(167,207)	(167,207)
Conversion of common stock to no par value	—	53,546,955	(53,546,955)	—	—	—
Stock-based compensation	—	24,976	—	—	—	24,976
Balance, December 31, 2009	4,211,780	$74,630,831	$—	$(45,592,212)	$600,540	$29,639,159

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accountants.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2008	2007
Net earnings (loss)	$(59,181,178)	$(643,494)	$7,743,875
Other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale	1,119,762	(374,198)	1,040,112
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	—	114,465
Reclassification adjustment for (gains) losses on investments available for sale realized in net earnings (loss)	(1,373,106)	1,076,407	42,680
Total other comprehensive income (loss), before tax	(253,344)	702,209	1,197,257
Income taxes related to other comprehensive income:
Unrealized holding (gains) losses on investment securities available for sale	(380,719)	127,227	(353,638)
Unrealized holding gains on derivative financial instruments classified as cash flow hedges	—	—	(38,918)
Reclassification adjustment for gains (losses) on investments available for sale realized in net earnings (loss)	466,856	(365,978)	(14,511)
Total income taxes related to other comprehensive income	86,137	(238,751)	(407,067)
Total other comprehensive income (loss), net of tax	(167,207)	463,458	790,190
Total comprehensive income (loss)	$(59,348,385)	$(180,036)	$8,534,065

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accountants.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net earnings (loss)	$(59,181,178)	$(643,494)	$7,743,875
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	43,126,000	7,443,000	665,000
Depreciation	1,616,799	1,451,050	1,091,928
Stock based compensation	24,976	35,132	23,936
Goodwill impairment charge	19,533,501	—	—
Amortization and (accretion), net	837,073	361,444	229,491
(Gain) loss on sale and impairment of other assets	(39,252)	50,996	(97,004)
Loss on sale and impairment of other real estate	3,527,518	341,373	—
(Gain) loss on sales, calls and impairment write-down of investment securities, net	(1,373,106)	1,076,407	42,680
Deferred income tax expense (benefit)	2,963,147	(2,234,976)	(171,916)
Earnings on cash surrender value of life insurance	(545,790)	(523,184)	(177,649)
Changes in assets and liabilities, net of effects of purchase acquisitions in 2007:
Loans held for sale	202,244	(611,925)	852,666
Changes in accrued income and other assets	(7,546,106)	(1,016,737)	176,058
Changes in accrued expenses and other liabilities	(157,623)	(475,801)	1,829,371
Net cash provided by operating activities	2,988,203	5,253,285	12,208,436
Cash Flows from Investing Activities, net of effects of purchase acquisitions in 2007:
Net change in loans to customers	21,412,098	(110,900,838)	(116,320,020)
Purchase of available for sale securities	(204,111,238)	(55,242,800)	(16,128,075)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	178,436,079	28,607,035	12,285,967
Proceeds from sales of other investments	447,526	1,179,000	—
Purchase of other investments	(880,600)	(1,946,200)	(553,900)
Cash paid to Sapelo shareholders	—	—	(5,322,492)
Cash received from First Community, net of cash paid of $235,034	—	—	5,546,200
Purchase of Florida Bank Charter	—	—	(1,093,878)
Property and equipment expenditures	(1,587,645)	(4,678,159)	(9,373,440)
Purchase of cash surrender value of life insurance	—	(7,500,000)	—
Improvement of other real estate	(37,223)	(127,409)	—
Proceeds from sales of assets	5,388,896	917,564	331,205
Net cash used in investing activities	(932,107)	(149,691,807)	(130,628,433)
Cash Flows from Financing Activities, net of effects of purchase acquisitions in 2007:
Net change in deposits	24,705,445	131,219,520	89,720,424
Advances on FHLB borrowings	31,000,000	48,200,000	45,700,000
Payments on FHLB borrowings	(39,500,000)	(41,200,000)	(39,900,000)
Proceeds from subordinated debentures	—	1,400,000	—
Issuance costs of common stock	—	—	(87,726)
Proceeds from exercise of stock warrants	—	400,000	—
Payment for fractional shares	—	(1,379)	—
Dividends paid	—	(373,661)	—
Net cash provided by financing activities	16,205,445	139,644,480	95,432,698
Net Increase (Decrease) in Cash and Cash Equivalents	18,261,541	(4,794,042)	(22,987,299)
Cash and Cash Equivalents, Beginning of Year	15,130,136	19,924,178	42,911,477
Cash and Cash Equivalents, End of Year	$33,391,677	$15,130,136	$19,924,178

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accountants.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications — Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation.  These reclassifications had no effect on the operations, financial condition or cash flows of the Company.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.  Interest bearing deposits in other financial institutions with original maturities of less than three months are included.

Securities - The classification of securities is determined at the date of purchase. At December 31, 2009 and 2008, all securities were classified as available for sale.

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

Management evaluates investment securities for other than temporary impairment on a quarterly basis.  A decline in the fair value of available for sale securities below cost that is deemed other than temporary is charged to earnings for a decline in value deemed to be credit related and a new cost basis for the security is established.  The decline in value attributed to non-credit related factors is recognized in other comprehensive income.  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield.  Gains or losses on the sale of securities are included in net income and are recognized on a specific identification basis for determining the cost of the securities sold.

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

YEAR ENDED DECEMBER 31, 2009

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

The Bank’s policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loans are doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

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

YEAR ENDED DECEMBER 31, 2009

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

Management prepares a monthly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses.  Management uses an outsourced independent loan review company on a quarterly basis to corroborate and challenge the internal loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.  Management rotates the loan review company on a periodic basis to ensure objectivity in the loan review process.  In addition, an internal loan review process is conducted by a committee comprised of members of senior management.  All new loans are risk rated under loan policy guidelines.  The internal loan review committee meets quarterly to evaluate the composite risk ratings.  Risk ratings may be changed if it appears new loans were not assigned the proper initial grade, or, if on existing loans, credit conditions have improved or worsened.

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

Goodwill and Other Intangible Assets — Goodwill, which represents the excess of cost over the fair value of net assets acquired of purchased companies, is tested for impairment at least annually, and when events or circumstances indicate that the carrying amount may not be recoverable.  The Company has established its annual impairment test date as December 31.  To test for goodwill impairment, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  The Company then compares the carrying value of each unit to its fair value to determine whether impairment exists.  During the second quarter of 2009, the Company updated its goodwill impairment assessment based upon the current economic environment.  The current economic environment factors resulted in lower earnings with higher credit costs being reflected in the statement of operations as well as valuation adjustments to the loan balances through increases in the level of the allowance for loan losses.  As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value.  The impairment charge of $19.5 million was recognized as an expense in the second quarter consolidated statement of operations.  Since the Company wrote down the total goodwill during the second quarter of 2009, it was not necessary to perform the annual goodwill assessment during the fourth quarter of 2009.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

Other intangible assets relate primarily to core deposit premiums, resulting from the valuation of core deposit intangibles acquired in business combinations or in the purchase of branch offices and customers relationships.  These identifiable intangible assets are amortized over the estimated useful lives of no more than ten years.  Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.

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

Other Real Estate - Other real estate includes real estate acquired through foreclosure.  Other real estate is carried at the lower of its recorded amount at the date of foreclosure or estimated fair value less costs to sell based on independent appraisals.  Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the allowance for loan losses.  Fair value is principally based on independent appraisals performed by local credentialed appraisers.  Any expense incurred in connection with holding such real estate or resulting from any writedowns subsequent to foreclosure is included in noninterest expense.  When the other real estate property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of other real estate are accounted for in accordance with generally accepted accounting principles.

Income Taxes — Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income taxes during the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required.  A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized.  In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and tax planning strategies.  At December 31, 2009, the Company recorded a valuation allowance for the balance of the recorded deferred tax asset net of those attributes associated with unrealized losses on available for sale securities.

The income tax benefit or expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination.  The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes penalties related to income tax matters in income tax expense.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.  In connection with the determination of the allowance for loan losses and the valuation of other real estate, management obtains independent appraisals for significant properties.

The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

Share-Based Payments — The Company sponsors a stock-based compensation plan which is described more fully in Note 17.  The Company uses the fair value method of recognizing expense for stock-based compensation based on the fair value of the stock options at the date of grant.  The Company did not grant any stock options during 2009.  The Company granted 12,000 and 8,000 options during 2008 and 2007, respectively.

The Company recognized $24,976, $35,132 and $23,936 of stock-based employee compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award.  As of December 31, 2009, there was $59,523 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over the vesting period of approximately four years.

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

Earnings (Loss) Per Common Share — Basic earnings (loss) per share represents income allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. Approximately 381,000 shares of warrants and options have not been included for 2009 and 2008 as they are anti-dilutive in a loss year.  Earnings (loss) per common share has been computed based on the following:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

	Years Ended December 31,
	2009	2008	2007
Weighted average number of common shares outstanding	4,211,780	4,157,354	4,107,229
Effect of dilutive options, warrants, etc.	—	—	326,718
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	4,211,780	4,157,354	4,433,947

Comprehensive Income — Other components of comprehensive income include the after-tax effect of changes in unrealized gains and losses on available for sale securities and changes in the fair value of cash flow hedges.  These items are reported as a separate component of shareholders’ equity.

Recent Accounting Pronouncements and Industry Events — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

YEAR ENDED DECEMBER 31, 2009

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

1.               A valuation technique that uses:

a.               The quoted price of the identical liability when traded as an asset.

b.              Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.               Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (“ASU 2009-15”), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  ASU 2009-15 provides accounting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt or other financing arrangements.  An entity, for which the cost to an investment banking firm or third-party investors of borrowing its shares is prohibitive, may enter into share-lending arrangements that are executed separately but in connection with a convertible debt offering.  Although the convertible debt instrument is ultimately sold to investors, the share-lending arrangement is an agreement between the entity and an investment bank and is intended to facilitate the ability of investors to hedge the conversion option in the entity’s convertible debt.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  If dividends on the loaned

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

shares are not reimbursed to the entity, any amounts, including contractual dividends and participation rights in undistributed earnings, attributable to the loaned shares shall be deducted in computing income available to common shareholders, in a manner consistent with the two-class method in Accounting Standards Codification Topic 260-10-45-60B, Earnings Per Share.  This ASU did not have any effect on Company’s results of operations, financial position or disclosures.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16 (“ASU 2009-16”), Accounting for Transfers of Financial Assets.  ASU No. 2009-16 formally incorporates into the FASB Codification amendments to Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, made by SFAS No. 166 Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, primarily to 1.) eliminate the concept of a qualifying special-purpose entity, 2.) limit the circumstances under which a financial asset should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, 3.) requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets, and 4.) requires that all servicing assets and liabilities be initially measured at fair value.  This guidance is effective as of the start of the first annual reporting period after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods.  ASU No. 2009-16 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures; however, the Company will need to review future loan participation agreements and other transfers of financial assets for compliance with the new standard.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU No. 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation (“FIN”) No. 46 (R), Consolidation of Variable Interest Entities, made by SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity.  In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities.  This ASU is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods.  ASU No. 2009-17 is not expected to have a material impact on the Company’ results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”).  ASU No. 2010-01 provides guidance on the accounting for distributions offering shareholders the choice of receiving cash or stock.  Under such guidance, the stock portion of the distribution is not considered to be a stock dividend, and for purposes of calculating earnings per share it is deemed a new share issuance not requiring retroactive restatement.  This guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009.  It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04, Technical Corrections to SEC Paragraphs (“ASU No. 2010-04”).  It is not expected to have an impact on the Company.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  ASU No. 2010-06 is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09).  ASU No. 2010-09 amends FASB ASC Subtopic 855-10, Subsequent Events, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements.  ASU No. 2010-09 is not expected to have a material impact on the Company.

2.              REGULATORY ORDERS

On September 11, 2009, Atlantic Southern Bank (the “Bank”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the FDIC and the DBF, whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”).  Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DBF. Other material provisions of the Order require the Bank to: (i) strengthen its board of directors’ oversight of management and operations of the Bank, (ii) establish a committee consisting of at least four members, three of which must be independent, to oversee the Bank’s compliance with the Order, (iii) maintain specified capital and liquidity ratios, (iv)  improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of commercial real estate and acquisition, development and construction loans, (v) eliminate from its books, by charge-off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vi) perform risk segmentation analysis with respect to concentrations of credit, (vii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits and submit a written plan for eliminating its reliance on brokered deposits, (viii) adopt and implement a policy limiting the use of loan interest reserves, (ix) formulate and fully implement a written plan and comprehensive budget for all categories of income and expense, and (x) prepare and submit progress reports to the FDIC and the DBF. The FDIC order will remain in effect until modified or terminated by the FDIC and the DBF.

The Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  The Bank’s deposits remain insured by the FDIC to the maximum limits allowed by law.  The FDIC and DBF did not impose or recommend any monetary penalties.

Following is an update as to the actions taken by the Bank in response to the Order.  As of the date of this report, the Bank has made the following progress in complying with the above stated provisions:

(i)                                     Since the Order and throughout the remainder of 2009, the board of director’s participation in the affairs of the Bank has increased through greater communication with management, an analysis of management reports to the board, as well as increased committee activities.

(ii)                                  The Bank has formed an oversight committee for the purpose of monitoring the Bank’s overall compliance with the Order and this committee meets bi-monthly and reports to the full board of the Bank at each regularly scheduled board meeting.  Although not specifically required by the Order, the board engaged an independent management consulting firm to conduct an assessment of Bank management.

(iii)                               The Bank developed a capital plan, which includes reducing expenses to improve earnings, restructuring the balance sheet to reduce non-performing assets, seeking new capital and limiting loan growth.  The Bank is currently updating the plan and will continue to revise the plan quarterly.  The Bank also reviewed its written liquidity, contingency funding, and funds

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

management policies and made appropriate revisions.  Both the revised capital plan and the revised liquidity policy have been submitted to the supervisory authorities for review.  The Bank’s Total Risk Based Capital ratio was 6.19% and the Tier 1 Leverage Ratio was 3.37% at December 31, 2009.  The Bank’s liquidity ratio at December 31, 2009 was 18.43%.

(iv)                              The Bank reviewed and revised lending policies to provide additional guidance and control over the lending functions.

(v)                                 The Bank eliminated from its books all assets or portions of assets classified as “Loss” and 50% of all assets or portions of assets classified as “Doubtful”.

(vi)                              The Bank performed a risk segmentation analysis with respect to concentrations of credit and is developing a plan to reduce the concentrations of credit in commercial real estate and land acquisition, development and construction loans.  Upon completion, the plan will be submitted to the supervisory authorities.

(vii)                           The Bank has submitted to the supervisory authorities a written plan for eliminating its reliance on brokered deposits and will not accept, roll over or renew any brokered deposits unless a waiver has been received from the FDIC.  The Bank has significantly reduced it exposure to brokered deposits.  Since December 31, 2008, the Bank reduced brokered deposits by 38.5%, or $148.1 million, while increasing core deposits by $173.0 million during the same period.

(viii)                        The Bank has adopted a policy limiting the use of interest reserves.

(ix)                                A three-year profit plan has been developed and is currently under review by the oversight committee.

(x)                                   The Bank has submitted all required progress reports to the appropriate supervisory authorities.

The Company anticipates during 2010 that it will enter a written agreement with the Federal Reserve Board and the DBF, pursuant to which the Company expects to be prohibited from declaring or paying dividends without prior written consent from the regulators.  In addition, pursuant to the anticipated Agreement, without the prior written consent from the regulators, the Company expects to be prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; paying interest, principal or other sums on subordinated debentures and trust preferred securities; incurring, increasing or guaranteeing any debt; redeeming any shares of the Company’s common stock; and increasing salaries or bonuses paid to executive officers.  The Company anticipates that all salaries, bonuses and fees, excluding the reimbursement of expenses valued at less than $500 in the aggregate per month per executive officer, must be preapproved by the Board of Directors on a regular basis.  In appointing any new director or any executive officer, the Company anticipates that it will be required to notify regulatory authorities and comply with restrictions on indemnification and severance.  The Company expects to be required to submit a capital plan to maintain sufficient capital and a plan to reimburse the Bank for any payments made for the Company’s activities.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

3.             GOING CONCERN

As a result of the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression, the Company’s and the Bank’s capital have been significantly depleted.  The net loss of $59.2 million recorded by the Company in 2009 was primarily the result of significant increases in the provision for loan losses, the recognition of goodwill impairment and the establishment of a valuation allowance against the Company’s deferred tax asset.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, it cannot be assured that the Company will be able to resume profitable operations in the near future, if at all.

The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support their operations.  As part of the Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios.  To comply with the Order, the Bank is required to have Tier1 Capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in an amount as to equal or exceed 10% of the Bank’s risk-weighted assets.  The Company’s existing capital resources may not satisfy the requirements for the foreseeable future and may not be sufficient to offset any additional problem assets.  Further, should erosion to the Bank’s asset quality continue and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, the Bank’s capital levels will decline and the Company will need to raise additional capital to satisfy the Order.

The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital on terms acceptable to them.  The Company’s inability to raise capital or comply with the terms of the Order raises substantial doubt about its ability to continue as a going concern.

The Company’s Board of Directors is seeking all strategic alternatives to enhance the stability of the Company including a capital investment.  There can be no assurance, however, that the Company will be able to comply with the regulatory requirements.  In addition, a transaction involving equity financing, would result in substantial dilution to current stockholders and could adversely affect the price of the Company’s common stock.  As a result of the Bank’s financial condition, the regulatory authorities are continually monitoring its liquidity and capital adequacy.  Based on their assessment of the Bank’s ability to continue to operate in a safe and sound manner, including its compliance with established capital requirements, regulatory authorities may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect the Company’s ability to continue as a going concern.

4.             MERGERS AND ACQUISITIONS

On November 30, 2007, the Company consummated an agreement with CenterState Banks of Florida, Inc. (“CSB”) and its wholly owned subsidiary CenterState Bank Mid Florida (“Target”) in which CenterState Bank West Florida, National Association (“West Florida”) purchased all the assets and assumed the liabilities of Target, except for Target’s main office and a minimum amount of capital and deposits required by banking laws.  Target was then acquired by the Company.  Under the terms of the agreement, the Company paid CSB in immediately available funds, an amount equal to the sum of $1,000,000, less the $100,000 deposit CSB received from the Company when the agreement was executed, plus an amount equal to the aggregate capital remaining at closing.  Immediately after consummation of the acquisition of Target by the Company, the Company sold the Target’s main office to West Florida. The transaction facilitated the Company’s expansion into Florida by

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

opening a full-service branch location in Jacksonville, Florida.  The total consideration given to acquire the Florida charter was $1,093,878, including acquisition costs, and was included in goodwill and other intangible assets on the balance sheet.

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

5.             RESERVE REQUIREMENTS

At December 31, 2009 and 2008, the Federal Reserve Bank required that the Bank maintain reserve balances of $316,000 and $237,000, respectively.

6.             INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent.  All investments as of December 31, 2009 and 2008 are classified as available for sale.  The following table reflects the amortized cost and estimated fair values of the investments:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2009
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$57,114,838	$42,027	$—	$57,156,865
U.S. government sponsored enterprises	27,191,611	425,213	—	27,616,824
State and political subdivisions	15,404,985	234,535	(483,685)	15,155,835
Other investments	250,000	9,208	—	259,208
Total non-mortgage backed debt securities	99,961,434	710,983	(483,685)	100,188,732
Mortgage backed securities	26,028,829	733,712	(51,100)	26,711,441
Equity Securities	39,428	—	—	39,428
Total	$126,029,691	$1,444,695	$(534,785)	$126,939,601
December 31, 2008
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$249,892	$1,701	$—	$251,593
U.S. government sponsored enterprises	17,051,518	709,477	—	17,760,995
State and political subdivisions	21,241,661	119,635	(1,063,228)	20,298,068
Other investments	250,000	—	—	250,000
Total non-mortgage backed debt securities	38,793,071	830,813	(1,063,228)	38,560,656
Mortgage backed securities	60,578,388	1,470,122	(12,465)	62,036,045
Equity Securities	84,725	—	(61,989)	22,736
Total	$99,456,184	$2,300,935	$(1,137,682)	$100,619,437

The amortized cost and fair values of pledged securities for public deposits and for federal funds lines of credit with correspondent banks were as follows:

	December 31,
	2009	2008
Amortized cost	$23,141,062	$12,098,353
Fair value	$23,003,692	$12,106,428

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2009, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed securities:
Due in one year or less	$57,114,838	$57,156,865
Due after one year through five years	19,933,441	20,105,113
Due after five years through ten years	10,411,800	10,643,399
Due after ten years	12,501,355	12,283,355
Total non-mortgage backed securities	$99,961,434	$100,188,732

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

YEAR ENDED DECEMBER 31, 2009

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	December 31, 2009
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$—	$—	$—	$—
U.S. government sponsored enterprises	—	—	—	—
State and political subdivisions	(6,966)	2,466,046	(476,719)	4,814,097
Total non-mortgage backed debt securities	(6,966)	2,466,046	(476,719)	4,814,097
Mortgage backed securities	(51,100)	7,799,758	—	—
Equity securities	—	—	—	—
Total	$(58,066)	$10,265,804	$(476,719)	$4,814,097

	December 31, 2008
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$—	$—	$—	$—
U.S. government sponsored enterprises	—	—	—	—
State and political subdivisions	(1,038,539)	12,911,929	(24,689)	390,310
Total non-mortgage backed debt securities	(1,038,539)	12,911,929	(24,689)	390,310
Mortgage backed securities	(12,465)	2,644,664	—	—
Equity securities	(61,989)	22,736	—	—
Total	$(1,112,993)	$15,579,329	$(24,689)	$390,310

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.   During 2009, the Company recorded impairment losses of $45 thousand on its investments in the preferred stock of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.  Additional impairment losses in the amount of $1.2 million for these two preferred stocks were recorded during 2008 when the two mortgage companies were placed under conservatorship with its regulator, the Federal Housing Finance Agency.

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

YEAR ENDED DECEMBER 31, 2009

close on September 30, 2008, the total market value of these securities declined to $84,725, resulting in an unrealized loss, on a pre-tax basis, to the Company on these securities of $1,165,284.  As a result of these events, the Company recorded a non-cash other than temporary impairment on these securities for the quarter ended September 30, 2008 in the amount of $722,477, net of tax benefit.

At December 31, 2009, twenty-three debt securities had unrealized losses with aggregate depreciation of 0.38% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The following summarizes securities disposal activities for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Proceeds from sales	$68,771,846	$10,425,164	$1,879,269
Proceeds from calls	13,829,950	5,915,000	220,000
Proceeds from maturities	84,587,655	500,000	—
Paydowns	11,246,628	11,766,871	10,186,698
Total	$178,436,079	$28,607,035	$12,285,967

Gross gains	$1,430,249	$114,437	$3,408
Gross losses	(11,846)	(25,560)	(46,088)
Impairment losses	(45,297)	(1,165,284)	—
Net gains (losses) of securities	$1,373,106	$(1,076,407)	$(42,680)

Income tax expense (benefit)	$466,856	$(365,978)	$(14,511)

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

7.             LOANS

The following is a summary of the loan portfolio by purpose code categories:

	December 31,
	2009	2008

Commercial	$51,673,928	$70,187,322
Real estate - commercial	304,468,535	310,458,490
Real estate - construction	263,270,892	314,404,689
Real estate - mortgage	92,012,553	89,101,838
Obligations of political subdivisions in the U.S.	294,779	346,882
Consumer	6,838,169	8,905,187
Total Loans	718,558,856	793,404,408
Less:
Unearned loan fees	(251,941)	(520,744)
Allowance for loan losses	(21,478,748)	(11,671,534)
Loans, net	$696,828,167	$781,212,130

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement.  Impaired loans include loans which are not accruing interest and restructured loans which are accruing interest.  The Company measures impairment of a loan on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Non-accrual loans are loans which collection of interest is not probable and all cash flows received are recorded as reduction in principal.  Restructured loans have modified terms from the original contract that give the debtor a more manageable arrangement for meeting financial obligations under their current situation.  Amounts of impaired loans that are not probable of collection are charged off immediately.

At December 31, 2009 and 2008, all impaired loans with a related allowance have been evaluated based upon the fair value of the underlying collateral.  Impaired loans without a related allowance were previously written down to the net realizable value of the collateral.  Impaired loans and related amounts included in the allowance for loan losses at December 31, 2009 and 2008 are as follows:

	2009		2008
		Allowance		Allowance
	Balance	Amount	Balance	Amount
Impaired loans with related allowance	$3,261,723	$1,024,001	$15,568,120	$1,380,940
Impaired loans without related allowance	112,031,829	—	19,852,521	—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

The average amount of impaired loans and the related interest income recognized during 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Average impaired loans	$59,041,666	$6,453,498	$3,545,043
Interest income recognized on nonaccrual loans	31,050	29,244	38,809

8.             ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses of the Bank is as follows:

	December 31,
	2009	2008	2007
Beginning Balance	$11,671,534	$8,878,795	$7,258,371
Add:
Provision for possible loan losses	43,126,000	7,443,000	665,000
Allowance from purchase acquisitions	—	—	1,640,142
Subtotal	54,797,534	16,321,795	9,563,513
Less:
Loans charged off	33,745,629	4,843,627	965,658
Recoveries on loans previously charged off	(426,843)	(193,366)	(280,940)
Net loans charged off	33,318,786	4,650,261	684,718
Balance, end of year	$21,478,748	$11,671,534	$8,878,795

9.             PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Bank:

		December 31,
	Useful Lives (Years)	2009	2008
Land		$7,225,029	$7,220,200
Banking house and improvements	8-40	19,411,813	16,955,893
Furniture and fixtures	5-10	7,614,754	7,035,928
Construction in progress		2,009,636	3,462,296
Automobiles	5	146,114	153,513
Total		36,407,346	34,827,830
Less - accumulated depreciation		(5,390,364)	(3,778,436)
Bank premises and equipment, net		$31,016,982	$31,049,394

Depreciation included in operating expenses amounted to $1,616,799, $1,451,050 and $1,091,928 in 2009, 2008 and 2007, respectively.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

10.      GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of changes in goodwill for the years ended December 31, 2009 and 2008:

	2009	2008
Beginning Balance	$19,533,501	$19,533,501
Impairment	(19,533,501)	—
Ending Balance	$—	$19,533,501

During the second quarter of 2009, the Company updated its goodwill impairment assessment based on the current economic environment.  The current economic environment factors resulted in lower earnings with higher credit costs being reflected in the statement of operations as well as valuation adjustments to the loan balances through increases in the level of the allowance for loan losses.  As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value.  The impairment charge of $19.5 million was recognized as an expense in the 2009 consolidated statement of operations.

The Company has only one operating segment and all of the goodwill is included in that segment; therefore goodwill was tested for impairment for the Company as a whole.  The first step (Step 1) of the goodwill impairment assessment was to determine the fair value of the Company as a whole and compare the result to the book value of equity.  If the fair value resulting from Step 1 exceeded the book value of equity, then goodwill would not have been impaired.  If the fair value was less than book value, then Step 2 of the goodwill impairment assessment had to be completed.  Step 2 consisted of valuing all the assets and liabilities, including separately identifiable intangible assets, in order to determine the fair value of goodwill.  The fair value of goodwill is the difference between the value of the Company determined in Step 1 and the value of the net assets and liabilities determined in Step 2.  If the fair value of goodwill exceeds the book value, goodwill is not impaired.  If the fair value of goodwill is less than the book value, goodwill is impaired by the amount by which book value exceeds fair value.

The Company engaged an independent business valuation firm to perform the assessment of the Company’s goodwill.  The technique used to determine fair value of the Company in Step 1 included a discounted cash flow analysis based on the Company’s long-term earnings forecast.  The interim assessment performed in the second quarter of 2009 indicated that the fair value of the Company was less than the book value, so the Company proceeded to Step 2.  The Company’s Step 2 analysis indicated that the book value of goodwill exceeded the fair value by $19.5 million, leading to the impairment charges.  Since the Company wrote down the total goodwill during the second quarter of 2009, it was not necessary to perform the annual goodwill assessment during the fourth quarter of 2009.

The Bank has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles.  These intangible assets are amortized over their estimated useful lives of no more than ten years.

The following is a summary of core deposit intangible assets as of December 31, 2009 and 2008:

	2009	2008
Gross carrying amount	$3,623,161	$3,623,161
Less - accumulated amortization	(1,074,311)	(711,995)
Net carrying amount	$2,548,850	$2,911,166

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

Amortization expense on finite-lived intangible assets was $362,316 in 2009 and 2008 and $349,679 in 2007.  Amortization expense for each of the years 2010 through 2014 is estimated below:

2010	$362,316
2011	362,316
2012	362,316
2013	362,316
2014	362,316

11.       OTHER REAL ESTATE OWNED

The Company’s other real estate owned consisted of the following as of December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
1-4 Family residential properties	23	$2,958,213	8	$3,574,090
Multifamily residential properties	2	238,225	—	—
Nonfarm nonresidential properties	13	8,994,372	5	520,101
Construction & land development properties	35	8,875,670	15	6,101,974
Total	73	$21,066,480	28	$10,196,165

12.       DEPOSITS

The aggregate amount of time deposits exceeding $100,000 at December 31, 2009 and 2008 excluding brokered deposits was $195,009,977 and $125,054,408, respectively.

The scheduled maturities of time deposits at December 31, 2009 are as follows:

2010	$464,478,313
2011	124,054,963
2012	75,071,341
2013	478,860
2014	246,518
Thereafter	1,719,173
Total time deposits	$666,049,168

The Bank held $236,248,510 and $384,371,632 in brokered deposits at December 31, 2009 and 2008, respectively.  The daily average balance of these brokered deposits totaled $352 million in 2009 as compared to $362 million in 2008.  The weighted average rates paid during 2009 and 2008 were 3.66% and 4.22%, respectively.  The weighted average interest yield on the time deposits at December 31, 2009 and 2008 was 3.27% and 3.62%, respectively.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

The deposits outstanding at December 31, 2009 mature as follows:

2010	$104,992,612
2011	91,146,025
2012	38,254,000
2013	139,873
2014	—
Thereafter	1,716,000
Total brokered deposits	$236,248,510

Brokerage fees that the Bank has paid related to the brokered time deposits are capitalized and amortized to deposit interest expense over the term of the deposits using the straight-line method which approximates the effective yield method.  The total amount of brokerage fees amortized to interest expense for deposits amounted to $944,602, $677,421 and $546,740 in 2009, 2008 and 2007, respectively.

13.       BORROWINGS

From time to time, short-term borrowings in the form of Federal funds purchased are used to meet liquidity needs.  The Bank’s available Federal fund lines of credit with correspondent banks and advances outstanding were as follows:

	December 31,
	2009	2008
Federal funds purchased lines available	$16,000,000	$31,000,000
Federal funds purchased outstanding	—	—

The Bank had advances from the Federal Home Loan Bank (the “FHLB”) at December 31, 2009 as follows:

Interest Rate	Due Date	Outstanding
Fixed Rate at 0.95%	April 27, 2010	$5,000,000
Fixed Rate at 2.68%	January 24, 2011	6,000,000
Fixed Rate at 2.02%	January 24, 2011	5,000,000
Fixed Rate at 2.84%	March 3, 2011	6,000,000
Fixed Rate at 1.69%	May 16, 2011	4,000,000
Fixed Rate at 2.46%	January 26, 2012	6,000,000
Fixed Rate at 2.87%	January 23, 2013	5,000,000
Fixed Rate at 5.68%	May 24, 2013	1,000,000
Fixed Rate at 5.69%	June 9, 2016	1,000,000
Total		$39,000,000

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

The Bank had advances from the FHLB at December 31, 2008 as follows:

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

Investment in FHLB stock with a carrying value of $4,316,800 at December 31, 2009 and a blanket lien on residential, multifamily and commercial loans with a carrying value of approximately $105,374,000 collateralize the current advances.

14.       SUBORDINATED DEBENTURES

On September 30, 2008 and December 31, 2008, the Bank issued an aggregate of $1,400,000 in fixed rate subordinated debentures, which will mature on September 30, 2018 (the “Debentures”), to several bank directors and several private investors.  Interest on the Debentures is fixed at 12% per annum.  The interest will be payable semiannually in arrears on June 30 and December 31 of each year.  The Bank may redeem all or some of the Debentures at any time beginning on September 30, 2013 at a price equal to 100% of the principal amount of such Debentures redeemed plus accrued, but unpaid, interest to the redemption date.  Payment of the principal on the Debentures may be accelerated by holders of the debentures only in the case of the Bank’s insolvency or liquidation.  There is no right of acceleration in the case of default in payment of principal or interest on the Debentures.  The proceeds were used to provide working capital for the Bank.  The Debentures qualify as Tier II capital (with certain limitations applicable) under risk-based capital guidelines.

15.       JUNIOR SUBORDINATED DEBENTURES

On April 28, 2005, New Southern Statutory Trust I (“NST”), a wholly owned subsidiary of the Company, closed a pooled private offering of 10,000 Trust Preferred Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Trust Preferred Securities. The sole assets of NST are the junior subordinated debentures of the Company and payments there under. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of NST under the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable quarterly at the annual rate of three month LIBOR plus 205 basis points and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2009 and 2008, the outstanding principal balance of the junior subordinated debentures was $10,310,000.

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Trust Preferred Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Trust Preferred Securities are redeemable prior to the maturity date of June 15, 2035 at the option of the Company on or after March 2009 at

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

par or upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Trust Preferred Securities from time to time for a period not to exceed 20 consecutive quarterly periods.  During the fourth quarter of 2009, the Company elected to defer the interest payments on the Trust Preferred Securities.

16.       INCOME TAXES

The income tax benefit (expense) consists of the following:

	Years Ended December 31
	2009	2008	2007
Current tax benefit (expense)	$11,098,147	$(574,909)	$(4,318,598)
Deferred tax benefit	8,230,272	2,234,976	171,916
Change in valuation allowance	(11,196,219)	—	—
Income tax benefit (expense)	$8,132,200	$1,660,067	$(4,146,682)

The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate (34% in 2009, 34% in 2008, and 35% in 2007) are as follows:

	Years Ended December 31
	2009	2008	2007
Tax on pretax (income) loss at statutory rate	$22,886,549	$783,211	$(4,161,695)
State income taxes, net of federal benefit	1,929,191	342,673	(327,750)
Non-deductible expenses	(82,756)	(59,749)	(60,285)
Tax-exempt interest income	293,949	298,244	254,433
Life insurance income	188,469	180,783	65,164
Non-deductible goodwill impairment charges	(6,641,390)	—	—
Change in valuation allowance	(11,196,219)	—	—
Other	754,407	114,905	83,451
Total	$8,132,200	$1,660,067	$(4,146,682)

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets (liabilities) are as follows:

	December 31,
	2009	2008	2007
Deferred Income Tax Assets:
Allowance for loan losses	$8,127,556	$4,367,128	$3,289,991
Net operating loss carryforwards	2,920,265	—	—
Deferred compensation	514,996	364,779	254,099
Impairment loss on preferred stock	459,537	442,342	—
Other real estate	1,437,418	701,201	—
Other	509,709	187,421	—
Total deferred tax assets	13,969,481	6,062,871	3,544,090
Less: valuation allowance	(11,196,219)	—	—
Net deferred tax asset	2,773,262	6,062,871	3,544,090
Deferred Income Tax Liabilities:
Bank premises and equipment	(1,935,742)	(1,796,799)	(1,540,125)
Core deposit intangible	(837,520)	(1,105,079)	(1,246,244)
Unrealized gains on securities available for sale	(309,369)	(395,506)	(157,366)
Other	—	(195,046)	(26,750)
Total deferred tax liabilities	(3,082,631)	(3,492,430)	(2,970,485)
Net deferred income tax benefit (expense)	$(309,369)	$2,570,441	$573,605

At December 31, 2009, the Company had remaining operating loss carryforwards of approximately $5.3 million for federal and $28.3 million for state income tax purposes which begin to expire in 2029, unless previously utilized.

The future tax consequences of the difference between financial reporting and tax basis of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset as the realization of these is dependent on future taxable income.

17.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plan - The Bank has a 401(k) plan covering substantially all of its employees meeting age and length-of-service requirements.  Matching contributions to the plan are at the discretion of the Board of Directors.  The Company’s matching contributions related to the plan totaled approximately $123,000, $178,000 and $151,000 in 2009, 2008 and 2007, respectively.

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

During the fourth quarter of 2008, 60,000 warrants were exercised for total proceeds of $400,000.  The exercise price of the warrants was $6.67 per share.  The Company used the proceeds to inject capital into the Bank.  The Company has 264,000 warrants remaining at December 31, 2009 that are exercisable with an exercise price of $6.67 per share.

A summary of the status of the Company’s stock option plan is presented below:

	December 31,
	2009			2008			2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	123,000	$9.56		113,000	$9.24		105,000	$7.40
Granted	—	—		12,000	16.54		8,000	33.35
Exercised	—	—		—	—		—	—
Forfeited	(6,000)	21.60		(2,000)	33.35		—	—
Outstanding at end of year	117,000	$8.94	$—	123,000	$9.56	$—	113,000	$9.24	$1,217,543
Options exercisable at year-end	105,988	$7.97	$—	102,579	$7.68	$—	100,170	$7.37	$1,165,185

Salary Continuation Plan - The Bank has a Salary Continuation Agreement for the Company’s President and certain executive officers.  Each agreement with the senior officers has different requirements in regard to service requirements and how the benefit payable is determined.  Each senior officer, except the Chief Lending Officer, will be entitled to annual benefits of 30% to 40% of the final annual base salary that will be paid out in equal monthly installments upon reaching the retirement age ranging from the age of 50 to 65.  For the Chief Lending Officer, he will be entitled to an annual benefit of $36,000 for twelve years upon his retirement after reaching age 67.  As of December 31, 2009 and 2008, the present value of the accumulated benefit, using the Accounting Principles Board No. 12 method and a 7% discount rate, is $1,106,661 and $758,987, respectively.  Under this plan, the Bank expensed approximately $345,741, $342,419 and $234,484 for 2009, 2008 and 2007, respectively.

The Bank is the owner and beneficiary of life insurance policies purchased on the lives of the President and certain key officers.  The Bank intends to use these policies to fund the Salary Continuation Plan described above.  The carrying value of the policies was $13,011,018 at December 31, 2009 as compared to $12,465,228 at December 31, 2008. The Bank accrued income of $545,790, $523,184 and $177,649 for 2009, 2008 and 2007, respectively, for the increase in the cash surrender value of these policies.

18.       LIMITATION ON DIVIDENDS

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

YEAR ENDED DECEMBER 31, 2009

•                  The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year’s net earnings.

•                  The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.

The DBF requires prior approval for a Bank to pay dividends in excess of 50% of the preceding year’s earnings.  In addition, pursuant to the Order, the Bank is prohibited from paying dividends without prior regulatory approval.  Based on this regulatory limitation and the Order, the Bank is not permitted to pay cash dividends in 2010.  The Company anticipates becoming subject to an Agreement with the Federal Reserve Board and the DBF, pursuant to which the Company expects to be prohibited from declaring or paying dividends, and taking payment from the Bank representing a reduction in capital, without prior regulatory approval.

19.       COMMITMENTS

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

The Bank does require collateral or other security to support financial instruments with credit risk.

	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$33,956,000	$84,681,000
Standby letters of credit	764,000	5,453,000
Total	$34,720,000	$90,134,000

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

20.       RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors.  These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectability or present other unfavorable features.

The following is a summary of activity during 2009 with respect to such loans to these individuals:

Balances at beginning of year	$40,004,587
New loans	7,639,237
Repayments	(7,568,979)
Balances at end of year	$40,074,845

The Bank also had deposits from these related parties of approximately $6,275,000 at December 31, 2009 and approximately $10,727,000 at December 31, 2008.

One of the directors of the Company owns a construction company that built one branch in 2009.  As of December 31, 2009, the Bank did not have any contract with the construction company or any outstanding commitments.  The Bank paid approximately $450 thousand, $1.1 million and $1.5 million in 2009, 2008 and 2007, respectively, for the construction of two new branches and for the repairs and maintenance of other real estate owned properties in the coastal Georgia area.  In the opinion of management, all of the transactions entered into by the Bank with related parties do not present unfavorable features to the Company or its subsidiary.

21.       DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

Interest and Income Taxes — Cash paid for interest and income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
Interest on deposits and borrowings	$28,895,556	$30,925,202	$29,488,784
Income tax (refunds)/payments	$(1,293,571)	$1,520,000	$4,491,000

Other Non-Cash Transactions — Other non-cash transactions relating to investing and financing activities were as follows:

	Years Ended December 31,
	2009	2008	2007
Changes in unrealized gain/loss on investments, net of tax effect	$(167,207)	$463,458	$714,643
Changes in fair value of derivative for cash flow hedges, net of tax effect	$—	$—	$75,547
Transfer of loans to other real estate and other assets	$23,994,446	$10,542,730	$1,676,776
Financed sales of other real estate	$4,148,580	$—	$—

The non-cash investing activities associated with the acquisition of First Community Bank in 2007 are presented in Note 4.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

22.       CREDIT RISK CONCENTRATION

The Bank grants residential and commercial real estate loans and extensions of credit to individuals and a variety of businesses primarily located in its general trade area and surrounding counties of Bibb, Houston, Effingham, Chatham, Lowndes, McIntosh and Glynn Counties, Georgia and in Duval County, Florida and surrounding counties.  Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Commercial and standby letters of credit were granted primarily to commercial borrowers.  The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.  However, the Bank does have concentrations, as defined by bank regulatory authorities, in construction and land development lending.  Due to the deterioration of capital at the Bank during the fourth quarter of 2009, the Bank currently has 18 loan relationships that exceed the Bank’s legal lending limit.  However, pursuant to an amendment to the Georgia legal lending limit statute effective as of February 11, 2010, the bank is permitted to renew maturing loans without violating the legal lending limit statute. The Bank has no plans to extend any additional credit to these loan relationships.  As of December 31, 2009, the Bank’s two largest credit relationships consisted of loans and loan commitments with an aggregate total credit exposure of $40.3 million, including $16 thousand in unfunded commitments, and $40.3 million in balances outstanding.  Both of these customers were underwritten in accordance with the Bank’s credit quality standards and structured to minimize potential exposure to loss.

The Bank maintains its cash balances in various financial institutions.  Noninterest-bearing accounts at each institution are fully secured by the FDIC.  Interest-bearing accounts at each institution are secured by the FDIC up to $250,000 except the Federal Home Loan Bank (FHLB) of Atlanta and the Federal Reserve Bank of Atlanta which are not insured by the FDIC.  At December 31, 2009, the Bank had no uninsured balances at any institution insured by the FDIC.  The Bank had $296,764 in uninsured cash balances at the FHLB of Atlanta and $28,104,539 in uninsured cash balances at the Federal Reserve Bank of Atlanta at December 31, 2009.

23.       FAIR VALUE

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, generally accepted accounting principles establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Fair Value Hierarchy

Level 1 —Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value:

Cash and Cash Equivalents — For disclosure purposes for cash, due from banks, federal funds sold and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

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

Federal Home Loan Bank Stock — For disclosure purposes, for Federal Home Loan Bank Stock, the carrying value is a reasonable estimate of fair value.

Loans Held for Sale -   For loans held for sale, the carrying value is a reasonable estimate of fair value given the short-term nature of the loans and similarity to what secondary markets are currently offering for portfolios of loans with similar characteristics.  Therefore, the Company records the loans held for sale as nonrecurring Level 2.

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009 and 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

Cash Surrender Value of Life Insurance — For disclosure purposes, for cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

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

Other Real Estate Owned — Other real estate is adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the other real estate as nonrecurring Level 3.

Deposits — For disclosure purposes, the fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances — For disclosure purposes, the fair value of the Bank’s fixed rate borrowings is estimated using discounted cash flows, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.  For variable rate borrowings, the carrying amount is a reasonable estimate of fair value.

Subordinated Debentures — For disclosure purposes, for subordinated debentures, the carrying value is a reasonable estimate of fair value.

Junior Subordinated Debentures — For disclosure purposes, for junior subordinated debentures, the carrying value is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit — Because commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated fair value associated with these instruments are immaterial.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of December 31,
	2009
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$126,939,601	$—	$126,939,601	$—

	As of December 31,
	2008
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$100,619,437	$1,562,283	$98,807,154	$250,000

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

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of December 31,
	2009
	Total	Level 1	Level 2	Level 3

Loans	$125,166,754	$—	$125,166,754	$—
Loans held for sale	1,089,108	—	1,089,108	—
Other real estate owned	21,066,480	—	21,066,480	—

Total assets at fair value	$147,322,342	$—	$147,322,342	$—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

	As of December 31,
	2008
	Total	Level 1	Level 2	Level 3

Loans	$34,039,701	$—	$34,039,701	$—
Loans held for sale	1,291,352	—	1,291,352	—
Other real estate owned	10,196,165	—	10,196,165	—

Total assets at fair value	$45,527,218	$—	$45,527,218	$—

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2009 and 2008 are as follows:

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$33,391,677	$33,391,677	$15,130,136	$15,130,136
Securities available for sale	126,939,601	126,939,601	100,619,437	100,619,437
FHLB Stock	4,316,800	4,316,800	3,670,200	3,670,200
Loans held for sale	1,089,108	1,089,108	1,291,352	1,291,352
Loans, net	696,828,167	698,284,092	781,212,130	783,884,588
Cash surrender value of life insurance	13,011,018	13,011,018	12,465,228	12,465,228
Other real estate owned	21,066,480	21,066,480	10,196,165	10,196,165
Liabilities:
Deposits	861,156,888	866,219,696	836,451,443	838,965,232
FHLB borrowings	39,000,000	39,984,264	47,500,000	48,403,420
Subordinated debentures	1,400,000	1,400,000	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000

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

24.       REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In addition, quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  As of December 31, 2009, the Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 6.19% and 4.73%, respectively.  The Company and the Bank were considered “undercapitalized” by bank regulatory authorities as of December 31, 2009.  At December 31, 2008, the Company and the Bank were considered “well capitalized”.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and December 31, 2008 follow:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	$75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	$45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	$53,072,700	>	5.0%

December 31, 2008

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$87,583,000	10.47%	$66,921,108	>	8.0%	N/A		N/A
Bank	86,181,000	10.33%	66,742,304	>	8.0%	$83,427,880	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$75,709,000	9.05%	$33,462,541	>	4.0%	N/A		N/A
Bank	74,332,000	8.91%	33,370,146	>	4.0%	$50,055,219	>	6.0%

Tier I Capital To Average Assets
Consolidated	$75,709,000	7.84%	$38,627,041	>	4.0%	N/A		N/A
Bank	74,332,000	7.71%	38,563,943	>	4.0%	$48,204,929	>	5.0%

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

25.       UNAUDITED QUARTERLY DATA

The supplemental quarterly financial data for the years ended December 31, 2009 and 2008 is summarized as follows:

Unaudited Quarterly Data

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest and dividend income	$9,708,932	$11,254,824	$11,701,996	$12,546,874
Interest expense	(6,805,231)	(7,223,007)	(7,207,741)	(7,149,632)
Net interest income	2,903,701	4,031,817	4,494,255	5,397,242
Provision for loan losses	(25,706,000)	(11,352,000)	(5,718,000)	(350,000)
Net earnings (loss)	(27,853,257)	(8,287,965)	(23,781,709)	741,753
Net earnings (loss) per share - basic	$(6.61)	$(1.97)	$(5.65)	$0.18
Net earnings (loss) per share - diluted	$(6.61)	$(1.97)	$(5.65)	$0.18

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest and dividend income	$13,083,815	$13,727,652	$13,477,725	$14,425,969
Interest expense	(7,599,350)	(7,706,392)	(7,511,928)	(8,148,558)
Net interest income	5,484,465	6,021,260	5,965,797	6,277,411
Provision for loan losses	(5,188,000)	(907,000)	(946,000)	(402,000)
Net earnings (loss)	(2,194,611)	(346,875)	708,276	1,189,716
Net earnings (loss) per share - basic	$(0.53)	$(0.08)	$0.17	$0.29
Net earnings (loss) per share - diluted	$(0.53)	$(0.08)	$0.17	$0.29

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

26.       CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Condensed parent company financial information on Atlantic Southern Financial Group, Inc. is as follows:

CONDENSED BALANCE SHEETS

	As of December 31,
	2009	2008
Assets
Cash	$888,146	$1,025,446
Investment in subsidiary	38,921,027	97,586,080
Other investments	365,476	644,419
Other assets	—	35,165
Total Assets	$40,174,649	$99,291,110
Liabilities
Junior subordinated debentures	$10,310,000	$10,310,000
Other accrued expenses and accrued liabilities	225,490	18,542
Total Liabilities	10,535,490	10,382,542
Shareholders’ Equity
Preferred stock, authorized 2,000,000 shares, no outstanding shares	—	—
Common stock, no par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2009, $5 par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2008	74,630,831	21,058,900
Additional paid-in capital	—	53,546,955
Retained earnings (accumulated deficit)	(45,592,212)	13,588,966
Accumulated other comprehensive income	600,540	767,747
Total shareholders’ equity	29,639,159	88,962,568
Total Liabilities and Shareholders’ Equity	$40,174,649	$99,291,110

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Revenues
Dividend Income	$7,934	$16,915	$23,676
Operating Expenses
Interest Expense	316,912	552,864	781,681
Other	381,511	273,363	236,020
Total operating expenses	698,423	826,227	1,017,701
Earnings (loss) before taxes and distributions in excess of earnings (loss) of subsidiary	(690,489)	(809,312)	(994,025)
Income tax benefit	32,133	302,736	396,965
Earnings (loss) before distributions in excess of earnings (loss) of subsidiary	(658,356)	(506,576)	(597,060)
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiary	(58,522,822)	(136,918)	8,340,935
Net earnings (loss)	$(59,181,178)	$(643,494)	$7,743,875

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net earnings (loss)	$(59,181,178)	$(643,494)	$7,743,875
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Distributions in excess of earnings (equity in undistributed earnings) of subsidiary	58,522,822	136,918	(8,340,935)
Amortization of other investments	28,943	28,944	31,356
Loss on sale of other investments	36,474	—	—
Change in dividend receivable from subsidiary bank	—	—	7,500,000
Changes in accrued income and other assets	35,165	303,774	103,391
Changes in accrued expenses and other liabilities	206,948	(9,687)	292,734
Net cash (used in) provided by operating activities	(350,826)	(183,545)	7,330,421
Cash flows from investing activities
Capital injection to subsidiary	—	(400,000)	—
Cash paid to Sapelo shareholders	—	—	(5,322,492)
Cash paid for First Community Bank	—	—	(157,628)
Purchase of other investments	—	(250,000)	—
Proceeds from sale of other investments	213,526	—	—
Net cash provided by (used in) investing activities	213,526	(650,000)	(5,480,120)
Cash flows from financing activities
Payment for issuance of common stock	—	—	(87,726)
Proceeds from exercise of stock warrants	—	400,000	—
Dividends paid	—	(373,661)	—
Payment for fractional shares	—	(1,379)	—
Net cash (used in) provided by financing activities	—	24,960	(87,726)
Net increase (decrease) in cash and cash equivalents	(137,300)	(808,585)	1,762,575
Cash and cash equivalents at beginning of year	1,025,446	1,834,031	71,456
Cash and cash equivalents at end of year	$888,146	$1,025,446	$1,834,031

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Atlantic Southern Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

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

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers is set forth in the Definitive Proxy Statement for the 2010 Annual Shareholders Meeting, under the captions “Election of Directors — Information about the Board of Directors and its Committees and – Executive Officers,” and is herein incorporated by reference.

Information regarding our Section 16(a) beneficial ownership reporting compliance is set forth in the Definitive Proxy Statement for the 2010 Annual Shareholders Meeting, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is herein incorporated by reference.

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

Item 11.                            Executive Compensation

Information regarding executive compensation is set forth in the Definitive Proxy Statement for the 2010 Annual Shareholders Meeting, under the caption “Executive Compensation,” and is herein incorporated by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership is set forth in the Definitive Proxy Statement for the 2010 Annual Shareholders Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and is herein incorporated by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance.  Our only equity compensation plan is the 2007 Stock Incentive Plan, which is an amendment and restatement of our 2001 Stock Incentive Plan that was adopted by an affirmative vote of our shareholders at the 2007 annual meeting.  All data is presented as of December 31, 2009, and does not include organizers’ warrants.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining for future issuance under the Plans (excludes outstanding options)
Equity compensation plans approved by security holders	117,000	$8.94	63,000

Equity compensation plans not approved by security holders	—	—	—

Total	117,000	$8.94	63,000

Item 13.         Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions is set forth in the Definitive Proxy Statement for the 2010 Annual Shareholders Meeting under the caption “Certain Relationships and Related Transactions and Director Independence,” and is herein incorporated by reference.

Item 14.         Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the Definitive Proxy Statement for the 2010 Annual Shareholders Meeting under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

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

Exhibits Required by Item 601. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission):

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.1.1	Articles of Amendment to Articles of Incorporation. (8)
3.2	Bylaws. (2)
4.1	Indenture between the Registrant and Wilmington Trust Company (the Trustee”), dated as of April 28, 2005. (3)
4.2	Guarantee Agreement between the Registrant and the Trustee, dated as of April 28, 2005. (3)
4.3	Amended and Restated Declaration of Trust among the Registrant, the Trustee and certain Administrative Trustees, dated as of April 28, 2005. (3)
4.4	Form of Atlantic Southern Bank Fixed Rate Subordinated Debenture. (4)
10.1*	Employment Agreement dated December 3, 2009, among Atlantic Southern Financial Group, Atlantic Southern Bank, and Mark A. Stevens.
10.2*	Employment Agreement dated September 5, 2008, between Atlantic Southern Bank, and Carol Soto. (5)
10.3*	Employment Agreement dated September 5, 2008, between Atlantic Southern Bank, and Gary Hall. (5)
10.4*	Executive Bonus Agreement dated January 1, 2005, among Atlantic Southern Bank, Atlantic Southern Financial Group and Brandon L. Mercer. (2)
10.5*	First Amendment to the Atlantic Southern Bank Executive Bonus Agreement dated December 28, 2008, between Atlantic Southern Bank and Brandon L. Mercer (5)
10.6*	2007 Stock Incentive Plan. (7)
10.7*	Form of Organizer’s Warrant Agreement. (2)
10.8*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Mark Stevens.(6)
10.9*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Gary Hall. (6)
10.10*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Carol Soto. (6)
10.11*	Salary Continuation Agreement dated November 1, 2005 by and between Atlantic Southern Financial Group and Brandon Mercer. (6)
10.12*	Employment Agreement dated March 30, 2010, among Atlantic Southern Financial Group, Atlantic Southern Bank, and Edward P. Loomis.
10.13*	Supplemental Executive Retirement Agreement dated March 30, 2010, between Atlantic Southern Financial Group, Atlantic Southern Bank, and Edward P. Loomis.

10.14*	Restricted Stock Award dated March 30, 2010, between Atlantic Southern Financial Group and Edward P. Loomis.
10.15	Stipulation and Consent to the Issuance of an Order to Cease and Desist (9)
10.16	Order to Cease and Desist (9)
21.1	Subsidiaries of the Registrant. (2)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Atlantic Southern’s Current Report on Form 8-K dated November 30, 2007 File No. 001-33395.
(2)	Incorporated by reference to Atlantic Southern’s Registration Statement on Form S-1 dated January 19, 2006 File No. 333-130542.
(3)	Incorporated by reference to Atlantic Southern’s Current Report on Form 8-K dated April 28, 2005 File No. 000-51112.
(4)	Incorporated by reference to Atlantic Southern’s Quarterly Report on Form 10-Q dated November 7, 2008 File No. 001-33395
(5)	Incorporated by reference to Atlantic Southern’s Annual Report on Form 10-K for the period ended December 31, 2008 File No. 001-33395.
(6)	Incorporated by reference to Pre-Effective Amendment No. 1 to Atlantic Southern’s Registration Statement on Form S-1/A dated March 21, 2006 File No. 333-131155.
(7)

Incorporated by reference to the Definitive Proxy Statement of Atlantic Southern for the 2007 annual meeting of shareholders on Schedule 14A, as filed with the Commission on April 27, 2006 File No. 001-33395.

(8)	Incorporated by reference to Atlantic Southern’s Current Report on Form 8-K dated May 27, 2009 File No. 001-33395.
(9)	Incorporated by reference to Atlantic Southern’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 File No. 001-33395.
*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K

(b)	The Exhibits not incorporated by reference herein are submitted as a separate part of this report.

(c)	The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

BY:	/s/ Mark A. Stevens
Mark A. Stevens
President and Chief Executive Officer

DATE: March 31, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

Signature	Title

/s/ Mark A. Stevens	President, Chief Executive Officer
Mark A. Stevens	and Director (Principal Executive Officer)

/s/ Carol W. Soto	Chief Financial Officer
Carol W. Soto	(Principal Financial and Accounting Officer)

/s/ William A. Fickling, III
William A. Fickling, III	Chairman of the Board

/s/ Raymond Odell Ballard, Jr.
Raymond Odell Ballard, Jr.	Director

/s/ Peter R. Cates
Peter R. Cates	Director

/s/ Carolyn Crayton
Carolyn Crayton	Director

/s/ James Douglas Dunwody
James Douglas Dunwody	Director

Signature	Title

/s/ Carl E. Hofstadter
Carl E. Hofstadter	Director

Dr. Laudis H. Lanford	Director

/s/ J. Russell Lipford, Jr.
J. Russell Lipford, Jr.	Director

/s/ Thomas J. McMichael
Thomas J. McMichael	Director

Donald L. Moore	Director

/s/ Tyler Rauls, Jr.
Tyler Rauls, Jr.	Director

/s/ Dr. Hugh F. Smisson, III
Dr. Hugh F. Smisson, III	Director

/s/ George Waters, Jr.
George Waters, Jr.	Director