Form 10-Q
period 2010-03-31
Atlantic Southern Financial Group, Inc.
filed 2010-05-06
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, no par value, 4,211,780 shares outstanding at May 6, 2010

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	As of
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$7,762,690	$4,990,374
Interest-bearing deposits in other banks	52,690,371	28,401,303
Total cash and cash equivalents	60,453,061	33,391,677
Securities available for sale, at fair value	107,848,003	126,939,601
Federal Home Loan Bank stock, restricted, at cost	4,316,800	4,316,800
Loans held for sale	—	1,089,108
Loans, net of unearned income	698,077,903	718,306,915
Less - allowance for loan losses	(21,148,485)	(21,478,748)
Loans, net	676,929,418	696,828,167
Bank premises and equipment, net	30,631,579	31,016,982
Accrued interest receivable	4,370,030	4,549,769
Cash surrender value of life insurance	13,142,953	13,011,018
Intangible assets, net of amortization	2,458,271	2,548,850
Other real estate owned	27,547,042	21,066,480
Income tax receivable	11,063,212	11,174,666
Other assets	2,961,320	2,446,748
Total Assets	$941,721,689	$948,379,866

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$52,755,933	$53,747,355
Money market and NOW accounts	119,998,906	132,469,652
Savings	9,250,769	8,890,713
Time deposits	679,289,543	666,049,168
Total deposits	861,295,151	861,156,888
Federal Home Loan Bank advances	34,000,000	39,000,000
Subordinated debentures	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	4,992,578	4,977,554
Accrued expenses and other liabilities	1,639,202	1,896,265
Total liabilities	913,636,931	918,740,707
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, no par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2010 and 2009	74,636,782	74,630,831
Accumulated deficit	(47,225,253)	(45,592,212)
Accumulated other comprehensive income	673,229	600,540
Total shareholders’ equity	28,084,758	29,639,159
Total Liabilities and Shareholders’ Equity	$941,721,689	$948,379,866

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$9,151,990	$11,401,737
Interest on securities:
Taxable income	465,120	974,247
Non-taxable income	145,360	166,732
Other interest and dividend income	18,040	4,158
Total interest and dividend income	9,780,510	12,546,874
Interest Expense:
Deposits	5,036,533	6,654,763
Subordinated debentures	42,000	42,000
Junior subordinated debentures	59,392	101,387
FHLB borrowings and other interest expense	232,503	351,482
Total interest expense	5,370,428	7,149,632

Net interest income	4,410,082	5,397,242
Provision for loan losses	1,302,000	350,000
Net interest income after provision for loan losses	3,108,082	5,047,242
Noninterest Income:
Service charges on deposit accounts	384,312	421,581
Other service charges, commissions and fees	132,154	112,591
Gain on sales / calls of investment securities	—	220,428
Mortgage origination income	92,036	206,956
Other income	260,613	301,143
Total noninterest income	869,115	1,262,699
Noninterest Expense:
Salaries and employee benefits	2,327,302	2,776,767
Occupancy expense	438,812	454,897
Equipment rental and depreciation of equipment	296,363	305,301
Loss on sale of other assets	275	38,247
Loss on sale and impairment of other real estate	101,513	24,688
Other real estate expense	473,456	125,693
FDIC and state banking assessments	910,957	196,226
Other expenses	1,061,560	1,393,182
Total noninterest expense	5,610,238	5,315,001

Earnings (loss) before income taxes	(1,633,041)	994,940
Income tax expense	—	253,187
Net Earnings (loss)	$(1,633,041)	$741,753
Net Earnings (loss) per share:
Basic	$(0.39)	$0.18
Diluted	$(0.39)	$0.18

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net earnings (loss)	$(1,633,041)	$741,753

Other comprehensive income:
Unrealized holding gains on investment securities available for sale	110,136	980,905
Reclassification adjustment for gains on investments available for sale realized in net earnings (loss)	—	(220,428)
Total other comprehensive income, before tax	110,136	760,477
Income taxes related to other comprehensive income:
Unrealized holding gains on investment securities available for sale	(37,447)	(333,508)
Reclassification adjustment for gains on investments available for sale realized in net earnings (loss)	—	74,946
Total income taxes related to other comprehensive income	(37,447)	(258,562)
Total other comprehensive income, net of tax	72,689	501,915
Total comprehensive income (loss)	$(1,560,352)	$1,243,668

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net earnings (loss)	$(1,633,041)	$741,753
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	1,302,000	350,000
Depreciation	394,895	397,597
Stock based compensation	5,951	6,626
Amortization and (accretion), net	275,394	208,979
Loss on sale and impairment of other real estate	101,513	24,688
Loss on sale of other assets	275	38,247
Gain on sales / calls of investment securities	—	(220,428)
Earnings on cash surrender value of life insurance	(131,935)	(133,582)
Change in:
Loans held for sale	1,089,108	692,176
Accrued income and other assets	466,990	1,158,223
Accrued expenses and other liabilities	(242,039)	217,299
Net cash provided by operating activities	1,629,111	3,481,578
Cash Flows from Investing Activities:
Net change in loans to customers	8,725,222	(4,473,846)
Purchase of available for sale securities	—	(7,465,725)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	19,043,934	19,284,260
Purchase of other investments	—	(475,600)
Proceeds from sales of other investments	—	447,526
Property and equipment expenditures	(9,492)	(1,317,848)
Improvement of other real estate	(3,742)	(15,118)
Proceeds from sales of assets	2,538,088	706,990
Net cash provided by investing activities	30,294,010	6,690,639
Cash Flows from Financing Activities:
Net change in deposits	138,263	57,399,229
Advances on FHLB borrowings	—	22,000,000
Payments on FHLB borrowings	(5,000,000)	(22,200,000)
Net cash (used in) provided by financing activities	(4,861,737)	57,199,229
Net Increase in Cash and Cash Equivalents	27,061,384	67,371,446
Cash and Cash Equivalents, Beginning of Year	33,391,677	15,130,136
Cash and Cash Equivalents, End of Quarter	$60,453,061	$82,501,582

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

Supplemental Disclosure of Cash Flow Information

Noncash transactions:

	Three Months Ended March 31,
	2010	2009
Changes in unrealized gain/loss on investments, net of tax effect	$72,689	$501,915
Transfer of loans to other real estate and other assets	$10,061,264	$2,650,179
Transfer of other real estate to loans	$185,170	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.  The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2) Regulatory Orders

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

Following is an update as to the actions taken by the Bank in response to the Order.  As of the date of this report, the Bank has made the following progress in complying with the above stated provisions:

(i)            Since the Order and throughout 2010, the board of directors’ participation in the affairs of the Bank has increased through greater communication with management, an analysis of management reports to the board, as well as increased committee activities.

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

(iii)          The Bank developed a capital plan, which includes reducing expenses to improve earnings, restructuring the balance sheet to reduce non-performing assets, seeking new capital and limiting loan growth.  The Bank is currently updating the plan and will continue to revise the plan quarterly.  The Bank has also reviewed its written liquidity, contingency funding, and funds management policies and has made appropriate revisions.  Both the revised capital plan and the revised liquidity policy have been submitted to the supervisory authorities for review.  The Bank’s

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Total Risk Based Capital ratio was 6.16% and the Tier 1 Leverage Ratio was 3.65% at March 31, 2010.  The Bank’s liquidity ratio at March 31, 2010 was 18.92%.

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

(vii)         The Bank has submitted to the supervisory authorities a written plan for eliminating its reliance on brokered deposits and will not accept, roll over or renew any brokered deposits unless a waiver has been received from the FDIC.  The Bank has significantly reduced it exposure to brokered deposits.  Since June 30, 2008, the Bank reduced brokered deposits by 44.3%, or $178.6 million, while increasing core deposits by $204.2 million during the same period.

(viii)        The Bank has adopted a policy limiting the use of interest reserves.

(ix)           A three-year profit plan has been developed and is currently under review by the oversight committee.

(x)            The Bank has submitted all required progress reports to the appropriate supervisory authorities.

On March 26, 2010, the Company entered into a written agreement (the “Agreement”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the GDBF, pursuant to which the Company will be prohibited from declaring or paying dividends without prior written consent from the regulators.  In addition, pursuant to the Agreement, without the prior written consent of regulators, the Company is prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; paying interest, principal or other sums on subordinated debentures and trust preferred securities; incurring, increasing or guaranteeing any debt; redeeming any shares of the Company’s common stock; and increasing salaries or bonuses paid to executive officers.  All salaries, bonuses and fees, excluding the reimbursement of expenses valued at less than $500 in the aggregate per month per executive officer, must be preapproved by the board of directors on a regular basis.  In appointing any new director or any executive officer, the Company is required to notify regulatory authorities and comply with restrictions on indemnification and severance.  The Company will also provide quarterly written progress reports to the Federal Reserve Board.

Within 60 days of the Agreement, the Company will submit to the Federal Reserve Board a written plan designed to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.  The Agreement does not contain specific target capital ratios or specific timelines, but requires that the plan address the Company’s current and future capital requirements, the Bank’s current and future capital requirements, the adequacy of the Bank’s capital taking into account its risk profile, and the source and timing of additional funds necessary to fulfill the Company’s and the Bank’s future capital requirements.

(3) Going Concern

As a result of the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression, the Company’s and the Bank’s capital have been significantly depleted.  The Company recorded a net loss of $59.2 million in 2009 and continued in the first quarter of 2010 in recording a net loss of $1.6 million.  These net losses are primarily the result of significant increases in the provision for loan losses in 2009 and 2010, the recognition of goodwill impairment in 2009 and the establishment of a valuation allowance against the Company’s deferred tax asset in 2009.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

result, there can be no assurance that the Company will be able to resume profitable operations in the near future, if at all.

The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support their operations.  As part of the Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios.  To comply with the Order, the Bank is required to have Tier 1 capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in an amount as to equal or exceed 10% of the Bank’s risk-weighted assets.  At March 31, 2010, the Bank’s total capital to risk-weighted assets and ratio of Tier 1 capital to risk-weighted assets were 6.16% and 4.70%, respectively.  The Company’s existing capital resources may not satisfy the requirements for the foreseeable future and may not be sufficient to offset any additional problem assets.  Further, should erosion to the Bank’s asset quality continue and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, the Bank’s capital levels will decline and the Company will need to raise additional capital to satisfy the Order.

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

The Company’s Board of Directors is seeking all strategic alternatives to enhance the stability of the Company, including a capital investment.  There can be no assurance, however, that the Company will be able to comply with the regulatory requirements.  In addition, a transaction involving equity financing, would result in substantial dilution to current stockholders and could adversely affect the price of the Company’s common stock.  As a result of the Bank’s financial condition, the regulatory authorities are continually monitoring its liquidity and capital adequacy.  Based on their assessment of the Bank’s ability to continue to operate in a safe and sound manner, including its compliance with established capital requirements, regulatory authorities may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect the Company’s ability to continue as a going concern.  The Company’s independent public accountants have expressed, in their opinion on the Company’s consolidated financial statements as of December 31, 2009, that a substantial doubt exists regarding the Company’s ability to continue as a going concern.

(4) Net Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  Approximately 381,000 shares of options and warrants were not included in the diluted loss per share computation for the three months ended March 31, 2010 and approximately 387,000 shares of options and warrants were not included in the diluted earnings per share computation for the three months ended March 31, 2009 as they are anti-dilutive.

The reconciliation of the amounts used in the computation of both “basic earnings (loss) per share” and “diluted earnings (loss) per share” for each period is presented as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net earnings (loss)	$(1,633,041)	$741,753

Weighted average common shares outstanding	4,211,780	4,211,780
Shares issued from assumed exercise of common stock equivalents	—	—
Weighted average number of common and common equivalent shares outstanding	4,211,780	4,211,780
Earnings (loss) per share:
Basic	$(0.39)	$0.18
Diluted	$(0.39)	$0.18

(5) Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  All investments as of March 31, 2010 and December 31, 2009 are classified as available for sale.  The following table reflects the amortized cost and estimated fair values of the investments:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2010
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$43,040,330	$24,581	$—	$43,064,911
U.S. government sponsored enterprises	24,680,377	437,942	—	25,118,319
State and political subdivisions	15,356,075	345,604	(357,570)	15,344,109
Other investments	250,000	6,787	—	256,787
Total non-mortgage backed debt securities	83,326,782	814,914	(357,570)	83,784,126
Mortgage backed securities	23,461,748	582,078	(32,889)	24,010,937
Equity securities	39,428	13,512	—	52,940
Total	$106,827,958	$1,410,504	$(390,459)	$107,848,003
December 31, 2009
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$57,114,838	$42,027	$—	$57,156,865
U.S. government sponsored enterprises	27,191,611	425,213	—	27,616,824
State and political subdivisions	15,404,985	234,535	(483,685)	15,155,835
Other investments	250,000	9,208	—	259,208
Total non-mortgage backed debt securities	99,961,434	710,983	(483,685)	100,188,732
Mortgage backed securities	26,028,829	733,712	(51,100)	26,711,441
Equity securities	39,428	—	—	39,428
Total	$126,029,691	$1,444,695	$(534,785)	$126,939,601

The amortized cost and fair values of pledged securities for public deposits and for federal funds lines of credit with correspondent banks were as follows:

	March 31,	December 31,
	2010	2009
Amortized cost	$26,074,327	$23,141,062
Fair value	$26,177,625	$23,003,692

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2010, by contractual maturity, are shown below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary.

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed debt securities:
Due in one year or less	$43,040,330	$43,064,911
Due after one year through five years	18,832,368	19,038,071
Due after five years through ten years	8,955,064	9,197,609
Due after ten years	12,499,020	12,483,535
Total non-mortgage backed debt securities	$83,326,782	$83,784,126

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

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	March 31, 2010
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$—	$—	$—	$—
U.S. government sponsored enterprises	—	—	—	—
State and political subdivisions	(168)	347,293	(357,402)	4,433,314
Total non-mortgage backed debt securities	(168)	347,293	(357,402)	4,433,314
Mortgage backed securities	(32,889)	5,141,028	—	—
Total	$(33,057)	$5,488,321	$(357,402)	$4,433,314

	December 31, 2009
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$—	$—	$—	$—
U.S. government sponsored enterprises	—	—	—	—
State and political subdivisions	(6,966)	2,466,046	(476,719)	4,814,097
Total non-mortgage backed debt securities	(6,966)	2,466,046	(476,719)	4,814,097
Mortgage backed securities	(51,100)	7,799,758	—	—
Total	$(58,066)	$10,265,804	$(476,719)	$4,814,097

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2010, sixteen debt securities had unrealized losses with aggregate depreciation of 0.37% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis, no declines are deemed to be other than temporary.

The following table summarizes securities disposal activities for the three month period ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Proceeds from sales	$—	$13,737,888
Proceeds from calls	2,545,000	180,000
Proceeds from maturities	14,000,000	1,750,000
Paydowns	2,498,934	3,616,372
Total	$19,043,934	$19,284,260

Gross gains	$—	$231,125
Gross losses	—	(10,697)

Net gains (losses) of securities	$—	$220,428

Income tax expense (benefit)	$—	$74,946

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)  Loans

The following is a summary of the loan portfolio by purpose code categories:

	March 31,	December 31,
	2010	2009

Commercial	$48,696,551	$51,673,928
Real estate - commercial	319,634,394	304,468,535
Real estate - construction	226,249,546	263,270,892
Real estate - mortgage	97,144,402	92,012,553
Obligations of political subdivisions in the U.S.	328,507	294,779
Consumer	6,236,593	6,838,169
Total Loans	698,289,993	718,558,856
Less:
Unearned loan fees	(212,090)	(251,941)
Allowance for loan losses	(21,148,485)	(21,478,748)
Loans, net	$676,929,418	$696,828,167

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

At March 31, 2010 and December 31, 2009, all impaired loans with a related allowance have been evaluated based upon the fair value of the underlying collateral.  Impaired loans without a related allowance were previously written down to the net realizable value of the collateral or the collateral was sufficient to ensure no principal loss.  Impaired loans and related amounts included in the allowance for loan losses at March 31, 2010 and December 31, 2009 are as follows:

	March 31,		December 31,
	2010		2009
		Allowance		Allowance
	Balance	Amount	Balance	Amount
Impaired loans with related allowance	$13,968,551	$1,062,224	$3,261,723	$1,024,001
Impaired loans without related allowance	94,248,963	—	112,031,829	—

The Company had $7.4 million and $12.8 million in loans that would be defined as a troubled debt restructuring (“TDR”) at March 31, 2010 and at December 31, 2009, respectively.  Of those amounts, $1.8 million and $1.6 million were accruing as of March 31, 2010 and December 31, 2009, respectively, and performing in accordance with their restructured terms.  At March 31, 2010, there were approximately $1.6 million in TDR loans that had a related allowance of over $289 thousand.  At December 31, 2009, there were no TDR loans that had a related allowance.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(7)  Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 is as follows:

	March 31,	March 31,
	2010	2009
Beginning Balance	$21,478,748	$11,671,534
Add:
Provision for possible loan losses	1,302,000	350,000
Subtotal	22,780,748	12,021,534
Less:
Loans charged off	1,691,333	593,826
Recoveries on loans previously charged off	(59,070)	(64,948)
Net loans charged off	1,632,263	528,878
Balance, end of period	$21,148,485	$11,492,656

(8)  Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	March 31,	December 31,
	2010	2009
Accruing loans 90 days past due	$—	$644,920
Non-accrual loans	108,217,514	115,293,553
Repossessed assets	8,338	1,000
Other real estate owned	27,547,042	21,066,480
Total non-performing assets	$135,772,894	$137,005,953

Nonperforming assets decreased $1.2 million, or 0.90%, from December 31, 2009 to March 31, 2010.  This decrease is primarily due to $1.2 million in pay downs and $1.7 million in partial charge-offs on non-accrual loans since December 31, 2009.  Non-accrual loans decreased $7.1 million from December 31, 2009 to March 31, 2010, largely due to approximately $9.3 million moving to other real estate owned.  During the first quarter of 2010, there were approximately $5.1 million in loans moved to non-accrual.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate owned increased $6.5 million from December 31, 2009 to March 31, 2010.  This increase is largely due to the addition of $9.3 million in foreclosed properties being offset by the sale of $2.7 million in foreclosed properties resulting in a small gain of $6 thousand on these properties.

The Company’s policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2010 and December 31, 2009, the Company’s other real estate consisted of the following:

	As of March 31, 2010		As of December 31, 2009
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
1-4 Family residential properties	28	$2,865,502	23	2,958,213
Multifamily residential properties	2	1,364,992	2	238,225
Nonfarm nonresidential properties	13	8,875,669	13	8,994,372
Farmland properties	1	758,700	—	—
Construction & land development properties	40	13,682,179	35	8,875,670
Total	84	$27,547,042	73	21,066,480

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

Other real estate owned is defined as real estate acquired through or in lieu of foreclosure.  At the time of foreclosure, an appraisal is obtained on the real estate.  All other real estate owned properties are initially recorded at fair value, less estimated cost to sell the property.  If the fair value less estimated costs to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses.  An updated appraisal is ordered on each anniversary if the property is owned for more than one year.  If the fair value of the other real estate owned, less estimated costs to sell at the time of foreclosure, decreases during the holding period, the other real estate owned is written down with a charge to noninterest expense.  When the other real estate owned is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the other real estate owned.

(9)  Fair Value Measurements and Disclosures

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

	As of March 31,
	2010
	Total	Level 1	Level 2	Level 3
Assets
Debt securities available-for-sale
U.S. Treasury obligations	$43,064,911	$—	$43,064,911	$—
U.S. government sponsored enterprises	25,118,319	—	25,118,319	—
State and political subdivisions	15,344,109	—	15,344,109	—
Other investments	256,787	—	256,787	—
Mortgage backed securities	24,010,937	—	24,010,937	—
Total debt securities available-for-sale	107,795,063	—	107,795,063	—
Equity securities available-for-sale	52,940	—	52,940	—
Total available-for-sale securities	$107,848,003	$—	$107,848,003	$—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of December 31,
	2009
	Total	Level 1	Level 2	Level 3
Assets
Debt securities available-for-sale
U.S. Treasury obligations	$57,156,865	$—	$57,156,865	$—
U.S. government sponsored enterprises	27,616,824	—	27,616,824	—
State and political subdivisions	15,155,835	—	15,155,835	—
Other investments	259,208	—	259,208	—
Mortgage backed securities	26,711,441	—	26,711,441	—
Total debt securities available-for-sale	126,900,173	—	126,900,173	—
Equity securities available-for-sale	39,428	—	39,428	—
Total available-for-sale securities	$126,939,601	$—	$126,939,601	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below at March 31, 2010 and December 31, 2009.

	As of March 31,
	2010
	Total	Level 1	Level 2	Level 3

Loans	$119,531,926	$—	$119,531,926	$—
Loans held for sale	—	—	—	—
Other real estate owned	27,547,042	—	27,547,042	—

Total assets at fair value	$147,078,968	$—	$147,078,968	$—

	As of December 31,
	2009
	Total	Level 1	Level 2	Level 3

Loans	$125,166,754	$—	$125,166,754	$—
Loans held for sale	1,089,108	—	1,089,108	—
Other real estate owned	21,066,480	—	21,066,480	—

Total assets at fair value	$147,322,342	$—	$147,322,342	$—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$60,453,061	$60,453,061	$33,391,677	$33,391,677
Securities available for sale	107,848,003	107,848,003	126,939,601	126,939,601
Federal Home Loan Bank Stock	4,316,800	4,316,800	4,316,800	4,316,800
Loans held for sale	—	—	1,089,108	1,089,108
Loans, net	676,929,418	677,403,519	696,828,167	698,284,092
Cash surrender value of life insurance	13,142,953	13,142,953	13,011,018	13,011,018
Other real estate owned	27,547,042	27,547,042	21,066,480	21,066,480
Liabilities:
Deposits	861,295,151	864,227,946	861,156,888	866,219,696
FHLB borrowings	34,000,000	34,965,521	39,000,000	39,984,264
Subordinated debentures	1,400,000	1,400,000	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000

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

(10) Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In addition, quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  To comply with the Order, the Bank is required to have Tier 1 capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital as to equal or exceed 10% of the Bank’s risk-weighted assets.  As of March 31, 2010, the Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 6.16% and 4.70%, respectively.  The Company and the Bank were considered “undercapitalized” by bank regulatory authorities as of March 31, 2010 and December 31, 2009.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2010

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$45,651,000	6.25%	$58,433,280	>	8.0%	N/A		N/A
Bank	45,022,000	6.16%	58,470,130	>	8.0%	$73,087,662	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$34,954,000	4.78%	$29,250,209	>	4.0%	N/A		N/A
Bank	34,328,000	4.70%	29,215,319	>	4.0%	$43,822,979	>	6.0%

Tier I Capital To Average Assets
Consolidated	$34,954,000	3.72%	$37,584,946	>	4.0%	N/A		N/A
Bank	34,328,000	3.65%	37,619,726	>	4.0%	$47,024,658	>	5.0%

December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	$75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	$45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	$53,072,700	>	5.0%

(11) Accounting Standards Updates

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  ASU No. 2010-06 is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months in the Period Ended

March 31, 2010 and 2009

The following discussion of financial condition as of March 31, 2010 compared to December 31, 2009, and the results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at March 31, 2010, were approximately $941.7 million, which represented a decrease of approximately $6.7 million, or 0.70%, from December 31, 2009.  Net earnings (loss) decreased $2.4 million, or 320.16%, for the three months ended March 31, 2010 to a loss of $1.6 million, or $0.39 per diluted share, compared to earnings of $742 thousand, or $0.18 per diluted share, for the three months ended March 31, 2009.

On September 11, 2009, the Bank consented to the issuance of an Order to Cease and Desist by the FDIC and the GDBF.  Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the GDBF.  Other material provisions of the Order require the Bank to: (i) strengthen its board of directors’ oversight of management and operations of the Bank, (ii) establish a committee consisting of at least four members, three of which must be independent, to oversee the Bank’s compliance with the Order, (iii) maintain specified liquidity ratios, (iv) improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of commercial real estate and acquisition, development and construction loans, (v) eliminate from its books, by charge off or collection, all assets classified as “loss” and 50% of all assets classified as doubtful, (vi) perform risk segmentation analysis with respect to concentrations of credit, (vii) receive a brokered deposit waiver from the FDIC prior to accepting, rolling over or renewing any brokered deposits and submit a written plan for eliminating its reliance on brokered deposits, (viii) adopt and implement a policy limiting the use of loan interest reserves, (ix) formulate and fully implement a written plan and comprehensive budget for all categories of income and expense, and (x) prepare and submit progress reports to the FDIC and the GDBF.  In addition, pursuant to the Order, the Bank is required to maintain Tier 1 capital equal to at least 8% of the Bank’s total assets and total risk-based capital equal to at least 10% of the Bank’s risk-weighted assets.  The FDIC order will remain in effect until modified or terminated by the FDIC and the GDBF.

On March 26, 2010, the Company entered into a written agreement with the Federal Reserve Board and the GDBF, pursuant to which the Company will be prohibited from declaring or paying dividends without prior written consent from the regulators.  In addition, pursuant to the Agreement, without the prior written consent of regulators, the Company is prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; paying interest, principal or other sums on subordinated debentures and trust preferred securities; incurring, increasing or guaranteeing any debt; redeeming any shares of the Company’s common stock; and increasing salaries or bonuses paid to executive officers.  All salaries, bonuses and fees, excluding the reimbursement of expenses valued at less than $500 in the aggregate per month per executive officer, must be preapproved by the Board of Directors on a regular basis.  In appointing any new director or any executive officer, the Company is required to notify regulator authorities and comply with restrictions on indemnification and severance.  The Company will also provide quarterly written progress reports to the Federal Reserve Board.

Within 60 days of the Agreement, the Company will submit to the Federal Reserve Board a written plan designed to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.  The Agreement does not contain specific target capital ratios or specific timelines, but requires that the plan address the Company’s current and future capital requirements, the Bank’s current and future capital requirements, the adequacy of the Bank’s capital taking into account its risk profile, and the source and timing of additional funds necessary to fulfill the Company’s and the Bank’s future capital requirements.

On February 17, 2010, Michael C. Griffin submitted his resignation as a director of the Company and of the Bank, effective immediately.  On April 14, 2010, Raymond O. Ballard, Jr. and J. Russell Lipford, Jr. submitted their resignations as a director of the Company and of the Bank effectively immediately.  Messrs. Griffin, Ballard and Lipford have advised the Company that their resignation were not due to any disagreement with the Company.

On April 30, 2010, Gary P. Hall retired as Executive Vice President and Chief Credit Officer of the Company and of the Bank.  He has agreed to continue to serve the Company and the Bank in a consulting capacity.  Mr. Hall has advised the Company that his retirement was not due to any disagreement with the Company.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	March 31,	December 31,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Assets:
Total cash and cash equivalents	$60,453	$33,392	$27,061	81.04%
Securities available for sale	107,848	126,940	(19,092)	-15.04%
Loans, net of unearned income	698,078	718,307	(20,229)	-2.82%
Cash surrender value of life insurance	13,143	13,011	132	1.01%
Intangible assets, net of amortization	2,458	2,549	(91)	-3.55%
Other real estate owned	27,547	21,066	6,481	30.76%
Total assets	941,722	948,380	(6,658)	-0.70%
Liabilities:
Deposits	$861,295	$861,157	$138	0.02%
FHLB advances	34,000	39,000	(5,000)	-12.82%
Subordinated debentures	1,400	1,400	—	—
Junior subordinated debentures	10,310	10,310	—	—
Accrued expenses and other liabilities	1,639	1,896	(257)	-13.56%
Total liabilities	913,637	918,741	(5,104)	-0.56%

Loan to Deposit Ratio	81.05%	83.41%

Significant changes in the composition of assets include the increase in total cash and cash equivalents of $27.1 million which was primarily due to the maturities, calls and paydowns of securities of $19.1 million and to the payoffs of loans from customers of approximately $8.7 million.  The Company did not invest any additional funds in securities during the first quarter of 2010.

Other significant changes in the composition of assets were the decrease in loans followed by the increase in other real estate owned during the first quarter of 2010.  The Company had approximately $1.7 million in loans charged off during the first quarter of 2010 along with approximately $10.1 million moving to other real estate owned and to other assets.

The most significant change in the composition of liabilities was the decrease in Federal Home Loan Bank advances which was due to the $5.0 million pay off of a maturing Federal Home Loan Bank advance.

Total deposits remained relatively flat during the first quarter of 2010.  However, non-interest bearing deposits and money market and NOW accounts decreased $13.5 million which was offset by an increase of $13.6 million in time deposits and savings accounts.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.  Local retail time deposits at March 31, 2010, increased approximately $24.5 million since December 31, 2009 due to management’s efforts to increase core deposits and to continue reducing the Bank’s reliance on brokered deposits.  The Company was able to decrease brokered deposits at March 31, 2010 by approximately $11.3 million compared to December 31, 2009 primarily due to its ability to replace them with retail deposits obtained both locally and through a national rate-listing service.

Due to our strong loan demand in the past, we chose to obtain a portion of our deposits from outside of our market.  The deposits obtained outside of our market area generally had lower rates than rates being offered for certificates of deposits in our local market.  We also utilized out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  Our brokered time deposits represented 26.12% of our deposits as of March 31, 2010 when compared to 27.43% of our deposits as of December 31, 2009.

In the past, the Bank relied heavily on brokered deposits.  Pursuant to the Order and FDIC regulations as a result of our undercapitalized status, we are unable to accept, renew or roll over brokered deposits absent a waiver from the FDIC.  Accordingly, management has instituted an aggressive retail deposit marketing campaign both locally and through a national rate-listing service to replace a portion of the brokered deposits as they mature.

Investment Securities

Securities in our portfolio totaled $107.8 million at March 31, 2010, compared to $126.9 million at December 31, 2009.  The decrease in the securities portfolio has resulted from the calls of over $2.5 million in U.S. government sponsored enterprises and state, county and municipal bonds, the maturity of $14.0 million in U.S. Treasury securities and the paydowns of approximately $2.5 million in mortgage-backed securities.  The Company did not have any purchases of securities during the first quarter of 2010.  At March 31, 2010, the securities portfolio had unrealized net gains of over $1.0 million.

The following table shows the carrying value of the investment securities at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Securities available for sale:
U. S. treasury securities	$43,065	$57,157
U. S. government sponsored enterprises	25,118	27,617
State, county and municipal	15,344	15,156
Mortgage-backed securities	24,011	26,711
Other Investments	310	299
Total	$107,848	$126,940

The following table summarizes securities disposal activities for the three month period ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Proceeds from sales	$—	$13,738
Proceeds from calls	2,545	180
Proceeds from maturities	14,000	1,750
Paydowns	2,499	3,616
Total	$19,044	$19,284

Gross gains	$—	$231
Gross losses	—	(11)
Net gains (losses) of securities	$—	$220

Income tax expense (benefit)	$—	$75

Loans

Total loans, net of unearned income decreased approximately $20.2 million, or 2.82%, at March 31, 2010, from December 31, 2009 as management has made an effort to limit loan growth in order to preserve capital for the Company.  Also, total loans have decreased due to approximately $1.7 million in loans being charged off and approximately $10.1 million in loans being transferred to other real estate owned and in other assets during the first quarter of 2010.  Management is limiting credit availability especially for commercial real estate and acquisition, development and construction loans and pursuing collection efforts aggressively in an effort to reduce the Bank’s exposure to commercial real estate and acquisition, development and construction, pursuant to the Order.  The following table presents a summary of the loan portfolio by category.

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)

Commercial	$48,697	$51,674
Real estate - commercial	319,634	304,468
Real estate - construction	226,250	263,271
Real estate - mortgage	97,144	92,013
Obligations of political subdivisions in the U.S.	328	295
Consumer	6,237	6,838
Total Loans	698,290	718,559
Less:
Unearned loan fees	(212)	(252)
Allowance for loan losses	(21,149)	(21,479)
Loans, net	$676,929	$696,828

At March 31, 2010, the Company had twenty-two loans with outstanding balances totaling $69.1 million with loan-funded interest reserves.  The amount of capitalized interest from interest reserves for 2010 was $688 thousand.

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

Asset Quality

At March 31, 2010, the loan portfolio was 74.1% of total assets.  Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitors, controls and measures our credit risk, standardized credit analyses and our comprehensive credit policy.  Our level of nonperforming assets has remained at a high level since 2009 as a result of a slowing economy and the devaluation of real estate.  Our nonperforming assets have continued to increase since the beginning of the economic downturn in 2007, when management began to recognize impaired loans based on an ongoing process of identifying early signs of stress in our loan portfolio.  Any significant events that may occur subsequent to any financial statement date are reviewed by management to determine if any impact is material to the financial statements.  If the event is deemed to be material, the financial statements are adjusted to reflect the impact of the event.

The following table presents a summary of changes in the allowance for loan losses for the three month period ended March 31, 2010 and 2009.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Balance beginning of period	$21,479	$11,672
Loans charged-off	(1,691)	(594)
Recoveries	59	65
Net charge-offs	(1,632)	(529)
Provision for loan losses	1,302	350
Balance end of period	$21,149	$11,493

Total Loans:
At period end	$698,078	$794,178
Average	710,886	795,633

As a percentage of average loans (annualized):
Net charge-offs	0.92%	0.27%
Provision for loan losses	0.73%	0.18%
Allowance as a percentage of period end loans	3.03%	1.45%
Allowance as a percentage of non-performing loans	19.54%	46.69%

The loan portfolio is reviewed periodically to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2010 is adequate to absorb losses inherent in the loan portfolio.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

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

The Company’s allowance as a percentage of nonperforming loans has decreased significantly from 46.69% at the three months ended March 31, 2009 to 19.54% at the three months ended March 31, 2010.  This is due mostly to the increase in nonperforming loans which the Company has recorded at the lower of the stated value of the loan or the fair value of the underlying collateral.  The Company recorded most of the nonperforming loans at the fair value of the underlying collateral, which significantly increased charge-offs during 2009 followed by an increase to the provision for loan losses, based upon management’s analysis of the allowance for loan losses.  When comparing the Company’s allowance as a percentage of nonperforming loans from March 31, 2010 to December 31, 2009, the percentage increased from 18.53% at December 31, 2009 to 19.54% at March 31, 2010.  This is due mostly to the decrease in nonperforming loans during the first quarter of 2010 as a result of pay downs and partial charge-offs.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Accruing loans 90 days past due	$—	$645
Non-accrual loans	108,218	115,294
Repossessed assets	8	1
Other real estate owned	27,547	21,066
Total non-performing assets	$135,773	$137,006

Nonperforming assets decreased $1.2 million, or 0.90%, from December 31, 2009 to March 31, 2010.  This decrease is primarily due to $1.2 million in pay downs and $1.7 million in partial charge-offs on non-accrual loans since December 31, 2009.  Non-accrual loans decreased $7.1 million from December 31, 2009 to March 31, 2010, largely due to approximately $9.3 million moving to other real estate owned.  During the first quarter of 2010, there was approximately $5.1 million in loans moved to non-accrual.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate owned increased $6.5 million from December 31, 2009 to March 31, 2010.  This increase is largely due to the addition of $9.3 million in foreclosed properties being offset by the sale of $2.7 million in foreclosed properties resulting in a small gain of $6 thousand on these properties.

The Company had $7.4 million and $12.8 million in loans that would be defined as trouble debt restructuring (“TDR”) at March 31, 2010 and at December 31, 2009, respectively.  Of those amounts, $1.8 million and $1.6 million were accruing as of March 31, 2010 and December 31, 2009, respectively, as they were performing in accordance with their restructured terms.  At March 31, 2010, there were approximately $1.6 million in TDR loans that had a related allowance of over $289 thousand.  At December 31, 2009, there were no TDR loans that had a related allowance.

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

For loans secured by real estate being placed on non-accrual, an impairment analysis is performed.  If a current appraisal is not on file, a new appraisal for the collateral is obtained by an independent, third-party appraiser within thirty days of engagement.  Once the new appraisal has been reviewed and accepted by the senior vice president of credit administration, the impairment calculation is completed to determine the net realizable value of the loan with the appraised value being adjusted for certain costs including, but not limited to, sales commissions, closing costs, costs to complete or make ready for sale, property taxes, and, if necessary, an additional adjustment for market conditions.  If the loan balance has been determined to be in excess of the net realizable value from the impairment calculation, the loan is considered to be impaired.  If the loan is determined to be collateral dependent, the loan balance in excess of the net realizable value is charged off immediately.  Generally, the underlying collateral securing collateral-dependent nonperforming loans consists of residential lots, residential dwellings, undeveloped land tracts, timber tracts and developed land tracts.  If the loan is not determined to be collateral dependent, a specific allocation within the allowance for loan loss is provided for the loan once the impairment calculation is complete.  Once management determines that the loan is impaired and placed on non-accrual, the loan is transferred to our Special Assets Division for close monitoring and collection.

There are no commitments to lend additional funds to customers with loans on non-accrual status at March 31, 2010.  Moreover, pursuant to the Order, the Bank is prohibited from extending new credit to anyone who has caused a loss to the Bank.

As of March 31, 2010 and December 31, 2009, the Company’s other real estate owned consisted of the following:

	As of March 31, 2010		As of December 31, 2009
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
	(Dollars in Thousands)
1-4 Family residential properties	28	$2,866	23	2,958
Multifamily residential properties	2	1,365	2	238
Nonfarm nonresidential properties	13	8,876	13	8,994
Farmland properties	1	759	—	—
Construction & land development properties	40	13,682	35	8,876
Total	84	$27,547	73	21,066

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

On April 6, 2010, the Bank foreclosed on approximately $5.1 million in various construction and land development and 1-4 family residential real estate properties.  These properties were being held as collateral against several non-accrual loans at December 31, 2009.  Management has evaluated these properties for any additional losses based upon current appraisals.

On May 4, 2010, the Bank foreclosed on approximately $7.6 million in various construction and land development and 1-4 family residential real estate properties. These properties were being held as collateral against several non-accrual loans at December 31, 2009. Management is currently evaluating these properties for any additional losses based on recently ordered appraisals.

The Company’s other real estate owned policy and procedures provide that a foreclosure appraisal be obtained.  The policy requires a certified appraiser conduct the appraisal for foreclosed property to obtain a fair market value.  To qualify and be approved as an appraiser for the Bank, appraisers must have met the Appraisal Qualifications Board requirements and have not had any disciplinary actions.  Additionally, an appraiser must submit to the Bank their resume, license, education and experience for review before being approved for appraisal work.  Upon transfer into other real estate owned, the property is listed with a realtor to begin sales efforts.

All other real estate owned properties are initially recorded at fair value, less estimated cost to sell.  If the fair value less estimated costs to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses.  An updated appraisal is ordered on each anniversary if the property is owned for more than one year.  If the fair value of the other real estate owned, less estimated costs to sell at the time of foreclosure, decreases during the holding period, the other real estate owned is written down with a charge to noninterest expense.  When the other real estate owned is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the other real estate owned.

Deposits

Total deposits at March 31, 2010 were $861.3 million, an increase of $138 thousand, or 0.02%, from December 31, 2009.  Total interest bearing demand (money market and NOW accounts), non-interest bearing demand accounts and savings accounts of $182.0 million decreased $13.1 million, or 6.72% from December 31, 2009 resulting mainly from several customers moving their deposits to our competitors, who have had more competitive rates during the first quarter of 2010.

Total time deposits as of March 31, 2010 were $679.3 million, an increase of $13.2 million, or 1.99%, from December 31, 2009.  Total retail time deposits at March 31, 2010 increased approximately $24.5 million, or 3.61% of total time deposits, from December 31, 2009 due to managements’ efforts to increase core deposits with internet CDs and to continue reducing the Bank’s reliance on brokered deposits.  Pursuant to the Order and FDIC regulations, as a result of our undercapitalized status, the Bank is prohibited from accepting, renewing or rolling over brokered deposits absent a waiver from the FDIC.  The weighted average rates paid for retail time deposits for the three months ended March 31, 2010 was 2.54% compared to 3.65% for the three months ended March 31, 2009.  Total brokered deposits at March 31, 2010 decreased approximately $11.3 million, or 1.66% of total time deposits, from December 31, 2009, resulting mainly from our ability to replace brokered deposits with retail deposits during the first quarter of 2010.  The weighted average rates paid for brokered deposits for the three months ended March

31, 2010 were 3.57% compared to 3.80% for the three months ended March 31, 2009.  Because we are currently classified as less than well capitalized, we are prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity in our Georgia markets.  In our Jacksonville market, however, we are prohibited from paying in excess of 75 basis points above the national average on deposits, as calculated by the FDIC.

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

The following table shows the significant components of net earnings (loss):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Interest and Dividend Income	$9,781	$12,547	$(2,766)	-22.05%
Interest Expense	5,370	7,150	(1,779)	-24.89%
Net Interest Income	4,410	5,397	(987)	-18.29%
Provision for Loan Losses	1,302	350	952	272.00%
Noninterest Income	869	1,263	(394)	-31.17%
Noninterest Expense	5,610	5,315	295	5.55%
Net Earnings (Loss)	(1,633)	742	(2,375)	-320.16%
Net Earnings (Loss) Per Diluted Share	(0.39)	0.18	(0.56)	-320.16%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $987 thousand, or 18.29%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Total interest and dividend income for the three months ended March 31, 2010 decreased $2.8 million, or 22.05%, when compared to the three months ended March 31, 2009.  This decrease is primarily due to decrease in the volume of loans due to payoffs from customers, an increase in the volume of nonperforming loans on non-accrual status and/or moving to other real estate owned and a decrease in interest on securities from the purchase of low-yielding U.S. government sponsored enterprises securities purchased during the second quarter of 2009 when the Bank restructured its investment portfolio combined with the purchase of short-term U.S. treasury bills during 2009 which are being used to meet liquidity needs.

Average loans and loans held for sale portfolio for the three months ended March 31, 2010 decreased approximately $84.7 million, or 10.65%, when compared to average loans and loans held for sale portfolios for the three months ended March 31, 2009.  The average yield on loans decreased for the three months ended March 31, 2010 to 5.15% compared to an average yield of 5.73% for the three months ended March 31, 2009.

Total interest expense for the three months ended March 31, 2010 decreased $1.8 million, or 24.89% when compared to the three months ended March 31, 2009.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances decreased approximately $2.7 million when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009.  The average rate paid on the deposit portfolios for the three months ended March 31, 2010 decreased to 2.51% from 3.29% when compared to the three months ended March 31, 2009.  Average borrowing balances decreased approximately $10.9 million when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009.  Average interest rates paid on borrowings were 2.66% for the three months ended March 31, 2010 compared to 3.24% for the three months ended March 31, 2009.

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

For the three months ended March 31, 2010 and 2009, our tax equivalent net interest spread was 2.05% and 2.33%, respectively, while the tax equivalent net interest margin was 2.08% and 2.44%, respectively.  The decreases in net interest spread and net interest margin from the three months ended March 31, 2009 to the three months ended March 31, 2010, were due to the loss of interest on non-accrual loans and from the purchase of low-yielding investment securities during 2009.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended March 31, 2010 and 2009.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended March 31,
	2010			2009
	(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Loans, net of unearned income (4) (5) (6)	$710,886	$9,152	5.15%	$795,633	$11,402	5.73%
Investment securities - taxable (7)	104,946	465	1.77%	79,930	974	4.88%
Investment securities - tax-exempt (6) (7)	14,084	146	6.28%	16,628	167	6.08%
Other interest and dividend income	33,636	18	0.21%	6,883	4	0.24%
Total Earning Assets	863,552	9,781	4.57%	899,074	12,547	5.62%

Non-interest-earning assets
Allowance for loan losses	-22,102			-11,736
Cash and due from banks	9,041			37,780
Premises and equipment	30,821			31,534
Accrued interest receivable	4,702			6,252
Other real estate owned	26,185			10,499
Other assets	30,090			43,380
Total Assets	$942,289			$1,016,783

Interest bearing liabilities
Interest bearing demand	$124,294	$248	0.80%	$143,516	$599	1.66%
Savings	9,007	8	0.36%	8,117	7	0.34%
Time deposits	670,068	4,781	2.85%	656,592	6,049	3.69%
Total interest bearing deposits	803,369	5,037	2.51%	808,225	6,655	3.29%
Federal Home Loan Bank advances	38,516	233	2.42%	49,336	352	2.85%
Other borrowings	1,400	42	12.00%	1,443	42	11.67%
Trust Preferred Securities	10,310	59	2.29%	10,310	101	3.93%
Total borrowed funds	50,226	334	2.66%	61,089	495	3.24%
Total interest-bearing liabilities	853,595	5,371	2.52%	869,314	7,150	3.29%

Non-interest bearing deposits	52,260			50,118
Other liabilities	7,264			7,535
Stockholder’s equity	29,170			89,816
Total Liabilities and Stockholder’s Equity	$942,289			$1,016,783
Net interest revenue (1)		$4,410			$5,397
Net interest spread (2) (6)			2.05%			2.33%
Net interest margin (3) (6)			2.08%			2.44%

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

(5) Interest income includes loan fees as follows (in thousands): 2010 - $277; 2009 - $276

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2010 compared to March 31, 2009.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended March 31, 2010
	Compared to 2009
	Changes due to (a)
		Yield/	Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest earned on:
Loans	$(2,490)	$240	$(2,250)
Investment securities:
Taxable investment securities	(222)	(287)	(509)
Tax-exempt investment securities	(30)	9	(21)
Interest earning deposits	14	—	14
Total interest income	(2,728)	(38)	(2,766)

Interest paid on:
Deposits:
Interest bearing demand deposits	(72)	(279)	(351)
Savings	1	—	1
Time deposits	(232)	(1,036)	(1,268)
Other borrowings and FHLB advances	(70)	(49)	(119)
Trust Preferred Securities	—	(42)	(42)
Total interest expense	(373)	(1,406)	(1,779)

Increase in net interest income	$(2,355)	$1,368	$(987)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2010 was $1.3 million compared to $350 thousand for the same period of 2009.  Although there was a decrease in nonperforming assets and a decrease in loan activity for the first quarter of 2010 compared to the first quarter of 2009, the Company increased its provision for loan losses to help offset $1.7 million of charge-offs from nonperforming assets.  Net charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2010 were 0.92%, as compared with 0.27% for the first quarter of 2009.  Net loan charge-offs increased significantly during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due mainly to the Company continuing to charge-off nonperforming loan balances to their net realizable value.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Service charges on deposit accounts	$384	$422	$(37)	-8.84%
Other service charges, commissions and fees	132	113	20	17.38%
Gain on sales / calls of investment securities	—	220	(220)	-100.00%
Mortgage origination income	92	207	(115)	-55.53%
Other income	261	301	(41)	-13.46%
Total noninterest income	$869	$1,263	$(394)	-31.17%

Non-interest income for the three months ended March 31, 2010 decreased $394 thousand, or 31.17% when compared to the three months ended March 31, 2009.  Service charges on deposit accounts are evaluated against service charges from other banks in our local markets and against the Bank’s own cost structure in providing the deposit services.  This income correlates with the Bank’s demand deposit account base.  Total service charges, including non-sufficient funds fees, were approximately $384 thousand, or 44.22% of total noninterest income for the three months ended March 31, 2010, compared with approximately $422 thousand, or 33.39% for the same period in 2009.  During the first quarter of 2010, the Bank experienced a decrease in the number of core transaction deposit accounts.

The decrease in the gain on sales/calls of investment securities is primarily due to the Company not having any gains on the sales/calls of investment securities during the first quarter of 2010 compared to a $220 thousand gain on the sales of several state, county and municipal bonds and mortgage-backed securities during the first quarter of 2009.

The decrease in mortgage origination income for the three months ended March 31, 2010 is primarily due to the decrease in the number of mortgage loan closings.  Approximately 12 mortgage loan closings occurred during the first quarter of 2010 compared to 61 mortgage loan closings for the same period in 2009.

The decrease in other income for the three months ended March 31, 2010, compared to the same period in 2009 is due to the decrease in commission fees from our wealth management department.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$2,327	$2,777	$(449)	-16.19%
Occupancy expense	439	455	(16)	-3.54%
Equipment rental and depreciation of equipment	296	305	(9)	-2.93%
Loss on sale of other assets	0	38	(38)	-99.28%
Loss on sale and impairment of other real estate	102	25	77	311.18%
Other real estate expense	473	126	348	276.68%
FDIC and state banking assessments	911	196	715	364.24%
Other expenses	1,062	1,393	(332)	-23.80%
Total noninterest expense	$5,610	$5,315	$295	5.55%

Non-interest expense for the three months ended March 31, 2010 increased $295 thousand, or 5.55% when compared to the three months ended March 31, 2009.  This increase is primarily due to an increase in other real estate expenses and to an increase in the FDIC and state banking assessments.

The increase in the loss on the sale and impairment of other real estate for the three months ended March 31, 2010 is attributed to the impairment writedown of approximately $112 thousand of one other real estate property to its net realizable value compared to the same period in 2009 with a loss on the sale of four foreclosed properties.  The increase in other real estate expenses is attributed to the number of other real estate properties that the Company owns.  At March 31, 2010, the Company had a total of 84 properties compared to 37 properties at March 31, 2009.

The increase in the FDIC and state banking assessments for the three months ended March 2010 is attributable to our risk classification with the FDIC.  Since entering into the Cease and Desist Order with the FDIC, the Company has had higher quarterly assessments due to our risk classification.

The decrease in salaries and employee benefits for the three months ended March 31, 2010 compared to the same period in 2009 is primarily due to no accrual of bonuses, no expense relating to the salary continuation plan based upon changes with the plan, the utilization of a bank officer one day per quarter furlough, and a small reduction in staff.  At March 31, 2010, the number of full-time equivalent employees was 160 employees compared to 172 employees at March 31, 2009.

The decreases in equipment rental and depreciation of equipment, occupancy expense and other expenses are not attributable to any one particular item, but represent the Company’s efforts to decrease controllable noninterest expense.

Income Tax Expense

Income tax benefit was not recognized for the three months ended March 31, 2010 because the Company previously recorded a valuation allowance for the balance of the recorded deferred tax asset as of December 31, 2009 since it is more likely than not that the deferred tax asset will not be realized.  With the Company’s cumulative losses as of March 31, 2010, we have determined that it is more likely than not that any income tax benefit that would have been recorded would not be realized.  For the three months ended March 31, 2009, income tax expense of $253 thousand was recognized with an effective tax rate of 25.45%.  The effective tax rate for the three months ended March 31, 2009 was lower than the statutory tax rates primarily due to the tax-free income from certain investment securities and loans that are exempt from income taxes and tax credits received from affordable housing investments.

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

The Company also has the ability, on a short-term basis, to purchase up to $16 million in federal funds from other financial institutions. At March 31, 2010, the Company had no federal funds purchased. At March 31, 2010, we do not have any further borrowing capacity at this time with the Federal Home Loan Bank with $34.0 million in outstanding advances.  The Company has a total available line of $20.1 million, subject to available collateral, from the Federal Reserve Bank (FRB).  The Company had no advances on the FRB line at March 31, 2010.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at March 31, 2010 and 2009 were 18.92% and 18.76%, respectively.

In the past, the Bank relied heavily on brokered deposits.  Pursuant to the Order and FDIC regulations as a result of our undercapitalized status, we are unable to accept, renew or roll over brokered deposits absent a waiver from the FDIC.  Accordingly, management has instituted an aggressive retail deposit marketing campaign both locally and through a national rate-listing service to replace a portion of the brokered CDs as they mature.  The increase in liquid assets is designed to provide cash to payoff a portion of the brokered deposits as they mature.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Pursuant to the Order, Tier 1 Capital must equal or exceed 8.00% of the Bank’s total assets and the Bank’s Total Risk-based Capital must equal or exceed 10.00% of the Bank’s total risk-weighted assets, within 90 days of the effective date of the Order.  At March 31, 2010, the Bank was not in compliance with the Order, with Tier 1 capital at 4.70% and total risk-based capital at 6.16%.  As a result of our regulatory capital ratios, we are considered “undercapitalized” by our bank regulatory authorities as of March 31, 2010.  As a result of our undercapitalized status, we are subject to greater regulatory monitoring and certain additional discretionary safeguards may be imposed by regulatory authorities, which may have a direct material effect on our financial statements.

Since the Bank consented to the Order, it has taken steps to address the provisions of the Order.  Management has taken an active role in working with the FDIC and the GDBF to improve its financial condition and is addressing the terms of the Order on a continuing basis.  We are also in the process of developing a short-term and a long-term capital plan to meet regulatory capital limits.  Failure to adequately address the Order may result in more severe actions by regulators, including the eventual appointment of a receiver of the Bank’s assets.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2010

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$45,651,000	6.25%	$58,433,280	>	8.0%	N/A		N/A
Bank	45,022,000	6.16%	58,470,130	>	8.0%	$73,087,662	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$34,954,000	4.78%	$29,250,209	>	4.0%	N/A		N/A
Bank	34,328,000	4.70%	29,215,319	>	4.0%	$43,822,979	>	6.0%

Tier I Capital To Average Assets
Consolidated	$34,954,000	3.72%	$37,584,946	>	4.0%	N/A		N/A
Bank	34,328,000	3.65%	37,619,726	>	4.0%	$47,024,658	>	5.0%

December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	$75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	$45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	$53,072,700	>	5.0%

We had outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at March 31, 2010 and December 31, 2009.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At March 31, 2010 and December 31, 2009, all of the Trust Preferred Securities qualify as a Tier I capital.  We had outstanding subordinated debentures totaling $1.4 million at March 31, 2010 and December 31, 2009.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines.  At March 31, 2010 and December 31, 2009, all of the subordinated debentures qualify as a Tier II capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Three Months Ended March 31, 2010

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Three Months Ended March 31, 2010

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

During the first quarter of 2010, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Three Months Ended March 31, 2010

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

Please refer to the material pending legal proceedings discussed in Part I, “Item 3. Legal Proceedings” in our Annual Report on form 10-K for the year ended December 31, 2009.  There have been no material developments in the matters discussed in our Annual Report and there are no further material legal proceedings to which the Company or the Bank is a party or of which their property is the subject.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Reserved

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

Date: May 6, 2010