Form 10-Q
period 2010-06-30
Atlantic Southern Financial Group, Inc.
filed 2010-07-23
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, no par value, 4,280,745 shares outstanding at July 23, 2010

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	As of
	June 30,	December 31,
	2010	2009
Assets

Cash and due from banks	$8,519,395	$4,990,374
Interest-bearing deposits in other banks	75,142,356	28,401,303
Total cash and cash equivalents	83,661,751	33,391,677
Securities available for sale, at fair value	72,334,563	126,939,601
Federal Home Loan Bank stock, restricted, at cost	4,316,800	4,316,800
Loans held for sale	1,453,490	1,089,108
Loans, net of unearned income	663,781,730	718,306,915
Less - allowance for loan losses	(19,323,225)	(21,478,748)
Loans, net	644,458,505	696,828,167
Bank premises and equipment, net	30,360,216	31,016,982
Accrued interest receivable	4,066,884	4,549,769
Cash surrender value of life insurance	13,275,536	13,011,018
Intangible assets, net of amortization	2,367,692	2,548,850
Other real estate owned	41,720,587	21,066,480
Income tax receivable	11,063,312	11,174,666
Other assets	2,507,325	2,446,748
Total Assets	$911,586,661	$948,379,866

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$53,182,187	$53,747,355
Money market and NOW accounts	113,621,646	132,469,652
Savings	9,143,293	8,890,713
Time deposits	659,160,509	666,049,168
Total deposits	835,107,635	861,156,888
Federal Home Loan Bank advances	34,000,000	39,000,000
Subordinated debentures	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	4,041,544	4,977,554
Accrued expenses and other liabilities	2,560,337	1,896,265
Total liabilities	887,419,516	918,740,707
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, no shares outstanding	—	—
Common stock, no par value, authorized 110,000,000 shares, 4,280,745 issued and outstanding in 2010, no par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2009	74,742,733	74,630,831
Deferred compensation, 68,965 shares in 2010	(93,750)	—
Accumulated deficit	(51,263,120)	(45,592,212)
Accumulated other comprehensive income	781,282	600,540
Total shareholders’ equity	24,167,145	29,639,159
Total Liabilities and Shareholders’ Equity	$911,586,661	$948,379,866

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$8,333,148	$10,729,675	$17,485,138	$22,131,412
Interest on securities:
Taxable income	417,007	811,478	882,127	1,785,725
Non-taxable income	144,596	156,520	289,956	323,252
Other interest and dividend income	54,658	4,323	72,698	8,481
Total interest and dividend income	8,949,409	11,701,996	18,729,919	24,248,870
Interest Expense:
Deposits	4,838,988	6,692,934	9,875,521	13,347,697
Subordinated debentures	42,466	42,467	84,466	84,467
Junior subordinated debentures	61,328	84,860	120,720	186,247
FHLB borrowings and other interest expense	224,301	387,480	456,804	738,962
Total interest expense	5,167,083	7,207,741	10,537,511	14,357,373

Net interest income	3,782,326	4,494,255	8,192,408	9,891,497
Provision for loan losses	2,034,000	5,718,000	3,336,000	6,068,000
Net interest income (expense) after provision for loan losses	1,748,326	(1,223,745)	4,856,408	3,823,497
Noninterest Income:
Service charges on deposit accounts	407,915	418,094	792,227	839,675
Other service charges, commissions and fees	159,358	125,536	291,512	238,127
Gain on sales / calls of investment securities	42,906	1,095,390	42,906	1,315,818
Mortgage origination income	57,977	186,631	150,013	393,587
Other income	228,580	254,933	489,193	556,076
Total noninterest income	896,736	2,080,584	1,765,851	3,343,283
Noninterest Expense:
Salaries and employee benefits	2,223,163	2,638,685	4,550,465	5,415,452
Occupancy expense	444,531	436,857	883,343	891,754
Equipment rental and depreciation of equipment	298,411	326,202	594,774	631,503
Loss on sale of other assets	500	5,550	775	43,797
Loss on sale and impairment of other real estate	295,414	1,466,000	396,927	1,490,688
Other real estate expense	827,714	210,603	1,301,170	336,296
FDIC and state banking assessments	1,417,262	958,385	2,328,219	1,154,611
Goodwill impairment	—	19,533,501	—	19,533,501
Other expenses	1,175,934	1,658,438	2,237,494	3,051,620
Total noninterest expense	6,682,929	27,234,221	12,293,167	32,549,222

Loss before income taxes	(4,037,867)	(26,377,382)	(5,670,908)	(25,382,442)
Income tax benefit	—	2,595,673	—	2,342,486
Net Loss	$(4,037,867)	$(23,781,709)	$(5,670,908)	$(23,039,956)
Net Loss per Share:
Basic	$(0.96)	$(5.65)	$(1.35)	$(5.47)
Diluted	$(0.96)	$(5.65)	$(1.35)	$(5.47)

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(4,037,867)	$(23,781,709)	$(5,670,908)	$(23,039,956)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	206,622	(1,187,425)	316,758	(206,520)
Reclassification adjustment for gains on investments available for sale realized in net loss	(42,906)	(1,095,390)	(42,906)	(1,315,818)
Total other comprehensive income (loss), before tax	163,716	(2,282,815)	273,852	(1,522,338)
Income taxes related to other comprehensive income (loss):
Unrealized holding (gains) losses on investment securities available for sale	(70,251)	403,725	(107,698)	70,217
Reclassification adjustment for gains on investments available for sale realized in net loss	14,588	372,433	14,588	447,378
Total income taxes related to other comprehensive income (loss)	(55,663)	776,158	(93,110)	517,595
Total other comprehensive income (loss), net of tax	108,053	(1,506,657)	180,742	(1,004,743)
Total comprehensive income (loss)	$(3,929,814)	$(25,288,366)	$(5,490,166)	$(24,044,699)

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(5,670,908)	$(23,039,956)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	3,336,000	6,068,000
Depreciation	784,883	808,320
Stock based compensation	18,152	13,075
Goodwill impairment charge	—	19,533,501
Amortization and (accretion), net	473,288	350,527
Loss on sale and impairment of other real estate	396,927	1,490,688
Loss on sale of other assets	775	43,797
Gain on sales / calls of investment securities	(42,906)	(1,315,818)
Earnings on cash surrender value of life insurance	(264,518)	(265,058)
Change in:
Loans held for sale	(229,382)	(2,780,782)
Accrued income and other assets	1,151,030	1,141,850
Accrued expenses and other liabilities	(271,938)	(1,342,243)
Net cash (used in) provided by operating activities	(318,597)	705,901
Cash Flows from Investing Activities:
Net change in loans to customers	24,267,006	(4,780,049)
Purchase of available for sale securities	(2,439,000)	(136,272,035)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	57,115,518	88,770,336
Purchase of other investments	—	(880,600)
Proceeds from sales of other investments	—	447,526
Property and equipment expenditures	(128,117)	(1,430,840)
Improvement of other real estate	(419,317)	(15,668)
Proceeds from sales of other real estate and other assets	3,241,834	5,837,334
Net cash provided by (used in) investing activities	81,637,924	(48,323,996)
Cash Flows from Financing Activities:
Net change in deposits	(26,049,253)	128,367,125
Advances on FHLB borrowings	—	31,000,000
Payments on FHLB borrowings	(5,000,000)	(22,200,000)
Net cash (used in) provided by financing activities	(31,049,253)	137,167,125
Net Increase in Cash and Cash Equivalents	50,270,074	89,549,030
Cash and Cash Equivalents, Beginning of Year	33,391,677	15,130,136
Cash and Cash Equivalents, End of Quarter	$83,661,751	$104,679,166

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

Supplemental Disclosures of Cash Flow Information

Noncash transactions:

	Six Months Ended June 30,
	2010	2009
Changes in unrealized gain/loss on investments, net of tax effect	$180,742	$(1,004,743)
Transfer of loans to other real estate and other assets	$25,071,376	$4,705,068
Transfer of other real estate to loans and loans held for sale	$435,153	$—
Interest on deposits and borrowings	$11,473,521	$14,727,948
Income tax refunds	$(111,454)	$(848,760)

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

As of the date of this report, the Bank has made the following progress in complying with the above stated provisions of the Order:

(i)            Since the Order and throughout 2010, the board of directors’ participation in the affairs of the Bank has continued to increase through greater communication with management, an analysis of management reports to the board, as well as increased committee activities.

(ii)           The Bank has formed an oversight committee for the purpose of monitoring the Bank’s overall compliance with the Order and this committee meets monthly and reports to the full board of the Bank at each regularly scheduled board meeting.  Although not specifically required by the Order, the board engaged an independent management consulting firm to conduct an assessment of Bank management.

(iii)          The Bank developed a capital plan, which includes reducing expenses to improve earnings, restructuring the balance sheet to reduce non-performing assets, seeking new capital and limiting loan growth and will continue to revise the plan quarterly.  The Bank has also reviewed its written liquidity, contingency funding, and funds management policies.  Both the revised capital plan and the revised liquidity policy have been submitted to the supervisory authorities for review.  The

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Bank’s Total Risk Based Capital ratio was 5.83% and the Tier 1 Leverage Ratio was 3.27% at June 30, 2010.  The Bank’s liquidity ratio at June 30, 2010 was 18.61%.

(iv)          The Bank has reviewed and revised lending policies to provide additional guidance and control over the lending functions.

(v)           The Bank has eliminated from its books all assets or portions of assets classified as “Loss” and 50% of all assets or portions of assets classified as “Doubtful”.

(vi)          The Bank has and will continue to perform a risk segmentation analysis with respect to concentrations of credit. Management is limiting credit availability especially for commercial real estate and acquisition, development and construction loans and pursuing collection efforts aggressively in an effort to reduce the Bank’s exposure to commercial real estate and acquisition, development and construction, pursuant to the Order.

(vii)         The Bank has submitted to the supervisory authorities a written plan for eliminating its reliance on brokered deposits and will not accept, roll over or renew any brokered deposits unless a waiver has been received from the FDIC.  The Bank continues to significantly reduced its exposure to brokered deposits.  Since June 30, 2008, the Bank has been proactive in reducing brokered deposits by 48.9%, or $197.5 million, while increasing core deposits by $197.6 million during the same period.

(viii)        The Bank has adopted a policy limiting the use of interest reserves.

(ix)           A three-year profit plan has been developed and is updated quarterly and reviewed by the oversight committee.

(x)            The Bank has submitted all required progress reports to the appropriate supervisory authorities.

On March 26, 2010, the Company entered into a written agreement (the “Agreement”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the GDBF, pursuant to which the Company is prohibited from declaring or paying dividends without prior written consent from the regulators.  In addition, pursuant to the Agreement, without the prior written consent of regulators, the Company is prohibited from taking dividends, or any other form of payment representing a reduction of capital, from the Bank; paying interest, principal or other sums on subordinated debentures and trust preferred securities; incurring, increasing or guaranteeing any debt; redeeming any shares of the Company’s common stock; and increasing salaries or bonuses paid to executive officers.  All salaries, bonuses and fees, excluding the reimbursement of expenses valued at less than $500 in the aggregate per month per executive officer, must be preapproved by the board of directors on a regular basis.  In appointing any new director or any executive officer, the Company is required to notify regulatory authorities and comply with restrictions on indemnification and severance.  The Company will also provide quarterly written progress reports to the Federal Reserve Board.

Within 60 days of the Agreement, the Company was required to submit to the Federal Reserve Board a written plan designed to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.  The Agreement does not contain specific target capital ratios or specific timelines, but requires that the plan address the Company’s current and future capital requirements, the Bank’s current and future capital requirements, the adequacy of the Bank’s capital taking into account its risk profile, and the source and timing of additional funds necessary to fulfill the Company’s and the Bank’s future capital requirements.

(3)         Going Concern

As a result of the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression, the Company’s and the Bank’s capital have been significantly depleted.  The Company recorded a net loss of $59.2 million in 2009 and continued in the first half of 2010 in recording a net loss of $5.7 million.  These net losses are primarily the result of significant increases in the provision for loan losses in 2009, the recognition of goodwill impairment in 2009, the establishment of a valuation allowance against the Company’s deferred tax asset in 2009, a decrease in the Company’s net interest margin due to the loss of interest on non-accrual loans and from the purchase of low-yielding investment securities during 2009, a significant increase in

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the FDIC quarterly assessment in 2009 and 2010 and increases in other real estate expenses due to the increase in foreclosed properties in 2009 and 2010.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, it cannot be assured that the Company will be able to resume profitable operations in the near future, if at all.

The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support their operations.  As part of the Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios.  To comply with the Order, the Bank is required to have Tier 1 capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in an amount as to equal or exceed 10% of the Bank’s risk-weighted assets.  At June 30, 2010, the Bank’s total capital to risk-weighted assets and ratio of Tier 1 capital to average assets were 5.83% and 3.27%, respectively.  The Company’s existing capital resources may not satisfy the requirements for the foreseeable future and may not be sufficient to offset any additional problem assets.  Further, should erosion to the Bank’s asset quality continue and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, the Bank’s capital levels will decline and the Company will need to raise additional capital to satisfy the Order.

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

(4)         Net Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  Approximately 381,000 shares of options and warrants were not included in the diluted loss per share computation for the three and six months ended June 30, 2010 and 2009 as they are anti-dilutive.

The reconciliation of the amounts used in the computation of both “basic earnings (loss) per share” and “diluted earnings (loss) per share” for each period is presented as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(4,037,867)	$(23,781,709)	$(5,670,908)	$(23,039,956)

Weighted average common shares outstanding	4,211,780	4,211,780	4,211,780	4,211,780
Shares issued from assumed exercise of common stock equivalents	—	—	—	—
Weighted average number of common and common equivalent shares outstanding	4,211,780	4,211,780	4,211,780	4,211,780
Loss per share:
Basic	$(0.96)	$(5.65)	$(1.35)	$(5.47)

Diluted	$(0.96)	$(5.65)	$(1.35)	$(5.47)

(5)         Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  All investments as of June 30, 2010 and December 31, 2009 are classified as available for sale.  The following table reflects the amortized cost and estimated fair values of the investments:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$20,511,283	$11,032	$—	$20,522,315
U.S. Government sponsored enterprises	11,065,732	412,432	—	11,478,164
State and political subdivisions	15,259,851	321,893	(244,884)	15,336,860
Other investments	250,000	2,630	—	252,630
Total non-mortgage backed debt securities	47,086,866	747,987	(244,884)	47,589,969
Mortgage backed securities	24,024,508	707,477	(6,883)	24,725,102
Equity securities	39,428	—	(19,936)	19,492
Total	$71,150,802	$1,455,464	$(271,703)	$72,334,563
December 31, 2009
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$57,114,838	$42,027	$—	$57,156,865
U.S. Government sponsored enterprises	27,191,611	425,213	—	27,616,824
State and political subdivisions	15,404,985	234,535	(483,685)	15,155,835
Other investments	250,000	9,208	—	259,208
Total non-mortgage backed debt securities	99,961,434	710,983	(483,685)	100,188,732
Mortgage backed securities	26,028,829	733,712	(51,100)	26,711,441
Equity securities	39,428	—	—	39,428
Total	$126,029,691	$1,444,695	$(534,785)	$126,939,601

The amortized cost and fair values of pledged securities for public deposits and for federal funds lines of credit with correspondent banks were as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	June 30, 2010	December 31, 2009
Amortized cost	$22,231,325	$23,141,062
Fair value	$22,487,456	$23,003,692

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2010, by contractual maturity, are shown below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary.

	Amortized Cost	Estimated Fair Value
Non-mortgage backed debt securities:
Due in one year or less	$20,511,283	$20,522,315
Due after one year through five years	7,616,815	7,784,982
Due after five years through ten years	6,886,157	7,130,702
Due after ten years	12,072,611	12,151,970
Total non-mortgage backed debt securities	$47,086,866	$47,589,969

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

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	June 30, 2010
	Less Than Twelve Months		More Than Twelve Months
Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Government sponsored enterprises	—	—	—	—
State and political subdivisions	(691)	346,031	(244,193)	3,754,373
Total non-mortgage backed debt securities	(691)	346,031	(244,193)	3,754,373
Mortgage backed securities	(6,883)	2,431,981	—	—
Equity securities	(19,936)	19,492	—	—
Total	$(27,510)	$2,797,504	$(244,193)	$3,754,373

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2009
	Less Than Twelve Months		More Than Twelve Months
Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Non-mortgage backed debt securities of:
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Government sponsored enterprises	—	—	—	—
State and political subdivisions	(6,966)	2,466,046	(476,719)	4,814,097
Total non-mortgage backed debt securities	(6,966)	2,466,046	(476,719)	4,814,097
Mortgage backed securities	(51,100)	7,799,758	—	—
Equity securities	—	—	—	—
Total	$(58,066)	$10,265,804	$(476,719)	$4,814,097

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

At June 30, 2010, fourteen debt securities had unrealized losses with aggregate depreciation of 0.35% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis, no declines are deemed to be other than temporary.

The following table summarizes securities disposal activities for the three month and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$—	$37,033,981	$—	$50,771,869
Proceeds from calls	13,545,000	2,339,950	16,090,000	2,519,950
Proceeds from maturities	22,500,000	25,490,000	36,500,000	27,240,000
Paydowns	2,026,584	4,622,145	4,525,518	8,238,517
Total	$38,071,584	$69,486,076	$57,115,518	$88,770,336

Gross gains	$42,906	$1,153,008	$42,906	$1,384,133
Gross losses	—	—	—	(10,697)
Impairment losses	—	(57,618)	—	(57,618)

Net gains of securities	$42,906	$1,095,390	$42,906	$1,315,818

Income tax expense	$—	$372,433	$—	$447,378

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(6)         Loans

The following is a summary of the loan portfolio by purpose code categories:

	June 30, 2010	December 31, 2009

Commercial	$43,643,750	$51,673,928
Real estate - commercial	311,001,349	304,468,535
Real estate - construction	204,327,888	263,270,892
Real estate - mortgage	98,808,541	92,012,553
Obligations of political subdivisions in the U.S.	254,396	294,779
Consumer	5,911,741	6,838,169
Total loans	663,947,665	718,558,856
Less:
Unearned loan fees	(165,935)	(251,941)
Allowance for loan losses	(19,323,225)	(21,478,748)
Loans, net	$644,458,505	$696,828,167

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

At June 30, 2010 and December 31, 2009, all impaired loans with a related allowance have been evaluated based upon the fair value of the underlying collateral.  Impaired loans without a related allowance were previously written down to the net realizable value of the collateral or the collateral was sufficient to ensure no principal loss.  At June 30, 2010, the Company had approximately $57.4 million in impaired loans without a related allowance with the Company having previously partially charged off approximately $11.1 million to date to write down the loans to their net realizable value.  Impaired loans and related amounts included in the allowance for loan losses at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Balance	Allowance Amount	Balance	Allowance Amount
Impaired loans with related allowance	$50,897,156	$4,012,221	$3,261,723	$1,024,001
Impaired loans without related allowance	57,427,645	—	112,031,829	—

The Company had $12.3 million and $12.8 million in loans that would be defined as a troubled debt restructuring (“TDR”) at June 30, 2010 and at December 31, 2009, respectively.  Of those amounts, $10.5 million and $1.6 million were accruing as of June 30, 2010 and December 31, 2009, respectively, as they were performing in accordance with their restructured terms.  At June 30, 2010, there were approximately $989 thousand in TDR loans that had a related allowance of approximately $357 thousand.  At December 31, 2009, there were no TDR loans that had a related allowance.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(7) Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$21,148,485	$11,492,656	$21,478,748	$11,671,534
Add:
Provision for possible loan losses	2,034,000	5,718,000	3,336,000	6,068,000
Subtotal	23,182,485	17,210,656	24,814,748	17,739,534
Less:
Loans charged off	4,029,703	2,317,177	5,721,036	2,911,003
Recoveries on loans previously charged off	(170,443)	(17,313)	(229,513)	(82,261)
Net loans charged off	3,859,260	2,299,864	5,491,523	2,828,742
Balance, end of period	$19,323,225	$14,910,792	$19,323,225	$14,910,792

(8) Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	June 30,	December 31,
	2010	2009
Accruing loans 90 days past due	$—	$644,920
Non-accrual loans	108,324,802	115,293,553
Repossessed assets	10,838	1,000
Other real estate owned	41,720,587	21,066,480
Total non-performing assets	$150,056,227	$137,005,953

Nonperforming assets increased $13.1 million, or 9.53%, from December 31, 2009 to June 30, 2010.  Non-accrual loans decreased approximately $7.0 million from December 31, 2009 to June 30, 2010, largely due to approximately $25.1 million moving to other real estate owned and other assets, $5.7 million in partial charge-offs on non-accrual loans and approximately $4.6 million in pay downs.  During the first six months of 2010, there was approximately $28.4 million in loans moved to non-accrual.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate owned increased $20.7 million from December 31, 2009 to June 30, 2010.  This increase is largely due to the addition of $24.3 million in foreclosed properties and $419 thousand in capitalized improvements on several foreclosed properties being offset by the sale of $3.6 million in foreclosed properties resulting in a loss of $51 thousand on these properties.  The Company has written down $350 thousand for several foreclosed properties based upon updated appraisals.

The Company’s policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2010 and December 31, 2009, the Company’s other real estate owned consisted of the following:

	As of June 30, 2010		As of December 31, 2009
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
1-4 Family residential properties	23	$2,313,906	23	2,958,213
Multifamily residential properties	2	1,675,096	2	238,225
Nonfarm nonresidential properties	14	9,738,879	13	8,994,372
Farmland properties	2	950,604	—	—
Construction & land development properties	51	27,042,102	35	8,875,670
Total	92	$41,720,587	73	21,066,480

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

(9) Shareholders’ Equity

On June 11, 2010, the Company amended its Articles of Incorporation to increase the total number of authorized shares of common stock from 10 million shares to 110 million shares.  The amendment to the Company’s Articles of Incorporation was approved by the board of directors on March 18, 2010 and by shareholders of the Company at the Annual Meeting of Shareholders on June 8, 2010, in accordance with O.C.G.A. 14-2-1003.

The Company granted restricted stock for 68,965 shares to Edward P. Loomis, Jr., President of the Bank.  The stock will be vested in installments over a period of four years.  All shares of restricted stock will be held by the Company until the conditions are satisfied.  All shares are nonvested as of June 30, 2010.  Compensation expense totaling $6,250 was recognized during the second quarter of 2010 in connection with restricted stock.

(10) Fair Value Measurements and Disclosures

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

Fair Value Hierarchy

Level 1 – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value:

Cash and Cash Equivalents — For disclosure purposes for cash, due from banks, federal funds sold and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale - Securities available-for-sale consist of U.S. Treasury obligations, U.S. government sponsored enterprises, state and political subdivisions, corporate bonds, mortgage backed securities and equity securities.  They are recorded at fair value on a recurring basis.  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

•                  U.S. Treasury obligations, U.S. government sponsored enterprises, corporate bonds, mortgage backed securities and equity securities are valued primarily using data from an independent third-party pricing service for similar securities in an active market as applicable.  Pricing from the independent third party service is generally based on quoted prices of similar instruments (including matrix pricing); these valuations are Level 2 measurements.

•                  State and political subdivisions are generally based on data from an independent third-party pricing service for similar securities.  Where such comparable data is not available, the Company develops valuations based on assumptions that are not readily observable in the market place; these valuations are Level 3 measurements.

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

(Unaudited)

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

Junior Subordinated Debentures — For disclosure purposes, the fair value of the Bank’s junior subordinated debentures is estimated using quoted market prices.  If quoted market prices are not available, fair values are estimated using discounted future cash flow analyses based on current interest rates, liquidity and credit spreads.

Commitments to Extend Credit and Standby Letters of Credit — Because commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of June 30,
	2010
Assets	Total	Level 1	Level 2	Level 3
Debt securities available-for-sale
U.S. Treasury obligations	$20,522,315	$—	$20,522,315	$—
U.S. government sponsored enterprises	11,478,164	—	11,478,164	—
State and political subdivisions	15,336,860	—	14,544,906	791,954
Other investments	252,630	—	252,630	—
Mortgage backed securities	24,725,102	—	24,725,102	—
Total debt securities available-for-sale	72,315,071	—	71,523,117	791,954
Equity securities available-for-sale	19,492	—	19,492	—
Total available-for-sale securities	$72,334,563	$—	$71,542,609	$791,954

	As of December 31,
	2009
Assets	Total	Level 1	Level 2	Level 3
Debt securities available-for-sale
U.S. Treasury obligations	$57,156,865	$—	$57,156,865	$—
U.S. government sponsored enterprises	27,616,824	—	27,616,824	—
State and political subdivisions	15,155,835	—	15,155,835	—
Other investments	259,208	—	259,208	—
Mortgage backed securities	26,711,441	—	26,711,441	—
Total debt securities available-for-sale	126,900,173	—	126,900,173	—
Equity securities available-for-sale	39,428	—	39,428	—
Total available-for-sale securities	$126,939,601	$—	$126,939,601	$—

During the second quarter of 2010, the Company’s independent third-party pricing service changed its methodology for one of its state and political subdivision securities.  Therefore, the level of measurement techniques to evaluate this security available-for-sale changed from a Level 2 category to a Level 3 category since there was no readily observable assumptions in the market place and valuation was determined from other model-based techniques.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below at June 30, 2010 and December 31, 2009.

	As of June 30,
	2010
	Total	Level 1	Level 2	Level 3

Loans	$104,944,654	$—	$104,944,654	$—
Loans held for sale	1,453,490	—	1,453,490	—
Other real estate owned	41,720,587	—	41,720,587	—

Total assets at fair value	$148,118,731	$—	$148,118,731	$—

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As of December 31,
	2009
	Total	Level 1	Level 2	Level 3

Loans	$125,166,754	$—	$125,166,754	$—
Loans held for sale	1,089,108	—	1,089,108	—
Other real estate owned	21,066,480	—	21,066,480	—

Total assets at fair value	$147,322,342	$—	$147,322,342	$—

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$83,661,751	$83,661,751	$33,391,677.00	$33,391,677
Securities available for sale	72,334,563	72,334,563	126,939,601	126,939,601
Federal Home Loan Bank Stock	4,316,800	4,316,800	4,316,800	4,316,800
Loans held for sale	1,453,490	1,453,490	1,089,108	1,089,108
Loans, net	644,458,505	644,789,196	696,828,167	698,284,092
Cash surrender value of life insurance	13,275,536	13,275,536	13,011,018	13,011,018
Other real estate owned	41,720,587	41,720,587	21,066,480	21,066,480
Liabilities:
Deposits	835,107,635	838,854,327	861,156,888	866,219,696
FHLB borrowings	34,000,000	34,990,692	39,000,000	39,984,264
Subordinated debentures	1,400,000	1,400,000	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	1,811,364	10,310,000	10,310,000

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

(11)Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In addition, quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  To comply with the Order, the Bank is required to

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

have Tier 1 capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital as to equal or exceed 10% of the Bank’s risk-weighted assets.  As of June 30, 2010, the Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 5.83% and 4.36%, respectively.  The Company and the Bank were considered “significantly undercapitalized” by bank regulatory authorities as of June 30, 2010 and “undercapitalized” as of December 31, 2009.  As a result, on March 26, 2010, the Bank received a Notification of Prompt Corrective Action from the FDIC and, in accordance with Section 325.104 of the FDIC Rules and Regulations, the Bank was required, among other things, to file a written capital restoration plan with the FDIC.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2010 and December 31, 2009 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2010

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$41,275,000	5.90%	$55,966,102	>	8.0%	N/A		N/A
Bank	40,795,000	5.83%	55,979,417	>	8.0%	69,974,271	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$28,788,000	4.11%	$28,017,518	>	4.0%	N/A		N/A
Bank	30,522,000	4.36%	28,001,835	>	4.0%	42,002,752	>	6.0%

Tier I Capital To Average Assets
Consolidated	$28,788,000	3.08%	$37,387,013	>	4.0%	N/A		N/A
Bank	30,522,000	3.27%	37,335,780	>	4.0%	46,669,725	>	5.0%

December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	53,072,700	>	5.0%

(12)Accounting Standards Updates

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

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18).  ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30.  ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Six Months in the Period Ended

June 30, 2010 and 2009

The following discussion of financial condition as of June 30, 2010 compared to December 31, 2009, and the results of operations for the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at June 30, 2010, were approximately $911.6 million, which represented a decrease of approximately $36.8 million, or 3.88%, from December 31, 2009.  Net loss of $5.7 million, $1.35 per diluted share, was recorded for the six months ended June 30, 2010 compared to a net loss of $23.0 million, or $5.47 per diluted share, for the six months ended June 30, 2009.

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

As required by the Agreement, the Company provided the Federal Reserve Board with a written plan designed to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank.  Although the Agreement did not contain specific target capital ratios or specific timelines the plan addressed the Company’s current and future capital requirements, the Bank’s current and future capital requirements, the adequacy of the Bank’s capital taking into account its risk profile, and the source and timing of additional funds necessary to fulfill the Company’s and the Bank’s future capital requirements, as required by the Agreement.

On March 26, 2010, the Bank received Notification of Prompt Corrective Action (the “Notice”), which, pursuant to Section 325.102 of the FDIC Rules and Regulations, requires the Bank to submit a capital restoration plan within 45 days of receipt of the Notice.  In addition, because the Bank is currently classified as “significantly undercapitalized”, in addition to the requirements in the Order, the Bank is required to adhere to the following restrictions, pursuant to which regulators may

•                  Require sale of securities, or, if grounds for conservatorship or receivership exist, direct the Bank to merge or be acquired;

•                  Restrict affiliate transactions;

•                  Restrict or prohibit all activities that are determined to pose an excessive risk to the Bank;

•                  Require the institution to elect new directors, dismiss directors or senior executive officers, or employ senior executive officers to improve management;

•                  Prohibit the acceptance of deposits from correspondent banks;

•                  Require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; or

•                  Require the bank to take any other action the federal regulator determines will “better achieve” prompt correction action.

In addition, without prior regulatory approval, the Bank is required to restrict the compensation paid to its senior executive officers.

On February 17, 2010, Michael C. Griffin submitted his resignation as a director of the Company and of the Bank, effective immediately.  On April 14, 2010, Raymond O. Ballard, Jr. and J. Russell Lipford, Jr. submitted their resignations as a director of the Company and of the Bank effectively immediately.  Messrs. Griffin, Ballard and Lipford have advised the Company that their resignations were not due to any disagreement with the Company.

On April 30, 2010, Gary P. Hall retired as Executive Vice President and Chief Credit Officer of the Company and of the Bank.  He has agreed to continue to serve the Company and the Bank in a consulting capacity.  Mr. Hall has advised the Company that his retirement was not due to any disagreement with the Company.

On June 11, 2010, the Company amended its Articles of Incorporation to increase the total number of shares of authorized common stock from 10 million shares to 110 million shares.  The amendment to the Company’s Articles of Incorporation was approved by the board of directors on March 18, 2010 and by shareholders of the Company at the Annual Meeting of Shareholders on June 8, 2010.

On June 17, 2010, the Company appointed J. Randall Griffin as Senior Vice President and Chief Credit Officer of the Bank.  The FDIC approved Mr. Griffin’s appointment on May 21, 2010.  In his role as Chief Credit Officer, he will maintain and develop all lending operations, manage the Special Assets Division and credit function and develop loan policies and procedures to ensure the overall quality of the Bank’s lending portfolio.

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	June 30,	December 31,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Assets:
Total cash and cash equivalents	$83,662	$33,392	$50,270	150.55%
Securities available for sale	72,335	126,940	(54,605)	-43.02%
Loans, net of unearned income	663,782	718,307	(54,525)	-7.59%
Cash surrender value of life insurance	13,276	13,011	265	2.04%
Intangible assets, net of amortization	2,368	2,549	(181)	-7.10%
Other real estate owned	41,721	21,066	20,655	98.05%
Total assets	911,587	948,380	(36,793)	-3.88%
Liabilities:
Deposits	835,108	861,157	(26,049)	-3.02%
FHLB advances	34,000	39,000	(5,000)	-12.82%
Subordinated debentures	1,400	1,400	—	—
Junior subordinated debentures	10,310	10,310	—	—
Accrued expenses and other liabilities	2,560	1,896	664	35.02%
Total liabilities	887,420	918,741	(31,321)	-3.41%

Loan to Deposit Ratio	79.48%	83.41%

Significant changes in the composition of assets include the increase in total cash and cash equivalents of $50.3 million which was primarily due to the maturities, calls and paydowns of securities of $57.1 million and to the payoffs of loans from customers of approximately $24.3 million.  This increase in total cash and cash equivalents was reduced by the payout of $26.0 million of deposits, mostly maturing wholesale time deposits, and by the $5.0 million pay off of a maturing Federal Home Loan Bank advance.  The Company invested approximately $2.5 million in securities during the second quarter of 2010.

Other significant changes in the composition of assets were the decrease in loans followed by the increase in other real estate owned during the first six months of 2010.  The Company had approximately $5.7 million in loans charged off during the first six months of 2010 along with approximately $25.1 million moving to other real estate owned and to other assets.

The most significant change in the composition of liabilities was the decrease in deposits, which decreased approximately $26.0 million.  Savings accounts had a small increase of approximately $253 thousand while non-interest bearing deposits, money market and NOW accounts and time deposits decreased $26.3 million.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.  Local retail time deposits at June 30, 2010, increased approximately $23.2 million since December 31, 2009 due to management’s efforts to increase core deposits and to continue reducing the Bank’s reliance on brokered deposits.  The Company was able to decrease brokered deposits at June 30, 2010 by approximately $30.1 million compared to December 31, 2009 primarily due to its ability to replace them with retail deposits obtained both locally and through a national rate-listing service.

Due to our strong loan demand in the past, we chose to obtain a portion of our deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We have also utilized out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  Our brokered time deposits represented 24.68% of our deposits as of June 30, 2010 when compared to 27.43% of our deposits as of December 31, 2009.

In the past, the Bank has relied heavily on brokered deposits.  Pursuant to the Order and FDIC regulations, as a result of our significantly-undercapitalized status, we are unable to accept, renew or roll over brokered deposits absent a waiver from the FDIC.  Accordingly, management has instituted an aggressive retail deposit marketing campaign both locally and through a national rate-listing service to replace the brokered deposits as they mature.

Investment Securities

Securities in our portfolio totaled $72.3 million at June 30, 2010, compared to $126.9 million at December 31, 2009.  The decrease in the securities portfolio has resulted from the calls of approximately $16.1 million in U.S. government sponsored enterprises and state, county and municipal bonds, the maturity of $36.5 million in U.S. Treasury securities and the paydowns of approximately $4.5 million in mortgage-backed securities.  The Company purchased approximately $2.5 million in mortgage-backed securities during the second quarter of 2010.  At June 30, 2010, the securities portfolio had unrealized net gains of approximately $1.2 million.

The following table shows the carrying value of the investment securities at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Securities available for sale:
U. S. Treasury securities	$20,523	$57,157
U. S. Government sponsored enterprises	11,478	27,617
State and political subdivisions	15,337	15,156
Mortgage-backed securities	24,725	26,711
Other Investments	272	299
Total	$72,335	$126,940

The following table summarizes securities disposal activities for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)
Proceeds from sales	$—	$37,034	$—	$50,772
Proceeds from calls	13,545	2,340	16,090	2,520
Proceeds from maturities	22,500	25,490	36,500	27,240
Paydowns	2,027	4,622	4,526	8,238
Total	$38,072	$69,486	$57,116	$88,770

Gross gains	$43	$1,153	$43	$1,384
Gross losses	—	—	—	(11)
Impairment losses	—	(58)	—	(58)
Net gains of securities	$43	$1,095	$43	$1,315

Income tax expense	$—	$372	$—	$447

Loans

Total loans, net of unearned income decreased approximately $54.5 million, or 7.59%, at June 30, 2010, from December 31, 2009 as management has made an effort to limit loan growth in order to preserve capital for the Company.  Also, total loans have decreased due to approximately $5.7 million in loans being charged off and approximately $25.1 million in loans being transferred to other real estate owned and other assets during the first six months of 2010.  Management is limiting credit availability especially for commercial real estate and acquisition, development and construction loans and pursuing collection efforts aggressively in an effort to reduce the Bank’s exposure to commercial real estate and acquisition, development and construction, pursuant to the Order.  The following table presents a summary of the loan portfolio by category.

	June 30,	December 31,
	2010	2009
	(Amounts in Thousands)

Commercial	$43,644	$51,674
Real estate - commercial	311,001	304,468
Real estate - construction	204,328	263,271
Real estate - mortgage	98,809	92,013
Obligations of political subdivisions in the U.S.	254	295
Consumer	5,912	6,838
Total loans	663,948	718,559
Less:
Unearned loan fees	(166)	(252)
Allowance for loan losses	(19,323)	(21,479)
Loans, net	$644,459	$696,828

At June 30, 2010, the Company had twenty-two loans with outstanding balances totaling $65.3 million with loan-funded interest reserves.  The amount of capitalized interest from interest reserves for 2010 was $937 thousand.

Pursuant to the Order, the Bank adopted and implemented a policy limiting the use of loan interest reserves.  This policy confines the use of interest reserves to properly underwritten construction and development loans where development or building plans have specific timetables that commence within a reasonable time of the loan’s approval and that include realistic timetables.

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

Asset Quality

At June 30, 2010, gross loans were 72.8% of total assets.  Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitors, controls and measures our credit risk, standardized credit analyses and our comprehensive credit policy.  Our level of nonperforming assets has remained at a high level since 2009 as a result of a slowing economy and the devaluation of real estate.  Our non-performing assets have continued to increase since the beginning of the economic downturn in 2007, when management began to aggressively recognize impaired loans based on an ongoing process of identifying early signs of stress in our loan portfolio.  Any significant events that may occur subsequent to any financial statement date are reviewed by management to determine if any impact is material to the financial statements.  If the event is deemed to be material, the financial statements are adjusted to reflect the impact of the event.

The following table presents a summary of changes in the allowance for loan losses for the three and six month periods ended June 30, 2010 and 2009.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Balance beginning of period	$21,148	$11,493	$21,479	$11,672
Loans charged-off	(4,030)	(2,317)	(5,721)	(2,911)
Recoveries	171	17	229	82
Net charge-offs	(3,859)	(2,300)	(5,492)	(2,829)
Provision for loan losses	2,034	5,718	3,336	6,068
Balance end of period	$19,323	$14,911	$19,323	$14,911

Loans, net of unearned income:
At period end	$663,782	$790,130	$663,782	$790,130
Average	684,930	791,354	697,908	793,493

As a percentage of average loans (annualized):
Net charge-offs	2.26%	1.16%	1.59%	0.71%
Provision for loan losses	1.19%	2.89%	0.96%	1.53%
Allowance as a percentage of period end loans	2.91%	1.89%	2.91%	1.89%
Allowance as a percentage of non-performing loans	17.84%	23.21%	17.84%	23.21%

The loan portfolio is reviewed periodically to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2010 is adequate to absorb losses inherent in the loan portfolio.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

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

The Company’s allowance as a percentage of nonperforming loans has decreased when comparing the three months and six months ended June 30, 2010 to the three months and six months ended June 30, 2009.  This is due mostly to the increase in nonperforming loans which the Company has recorded at the lower of the stated value of the loan or the fair value of the underlying collateral.  The Company recorded most of the nonperforming loans at the fair value of the underlying collateral, which significantly increased charge-offs during 2009 followed by an increase to the provision for loan losses, based upon management’s analysis of the allowance for loan losses.  When comparing the Company’s allowance as a percentage of nonperforming loans from December 31, 2009 to June 30, 2010, the percentage decreased from 18.53% at December 31, 2009 to 17.84% at June 30, 2010 due to partially charging off loans to the fair value of the underlying collateral during the first six months of 2010.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Accruing loans 90 days past due	$—	$645
Non-accrual loans	108,325	115,294
Repossessed assets	11	1
Other real estate owned	41,720	21,066
Total non-performing assets	$150,056	$137,006

Nonperforming assets increased $13.1 million, or 9.53%, from December 31, 2009 to June 30, 2010.  Non-accrual loans decreased approximately $7.0 million from December 31, 2009 to June 30, 2010, largely due to approximately $25.1 million moving to other real estate owned and other assets, $5.7 million in partial charge-offs on non-accrual loans and approximately $4.6 million in pay downs.   During the first six months of 2010, there was approximately $28.4 million in loans moved to non-accrual.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate owned increased $20.7 million from December 31, 2009 to June 30, 2010.  This increase is largely due to the addition of $24.3 million in foreclosed properties and $419 thousand in capitalized improvements on several foreclosed properties being offset by the sale of $3.6 million in foreclosed properties resulting in a loss of $51 thousand on these properties.  The Company has written down $350 thousand for several foreclosed properties based upon updated appraisals.

The Company had $12.3 million and $12.8 million in loans that would be defined as trouble debt restructurings (“TDR”) at June 30, 2010 and at December 31, 2009, respectively.  Of those amounts, $10.5 million and $1.6 million were accruing as of June 30, 2010 and December 31, 2009, respectively, as they were performing in accordance with their restructured terms.  At June 30, 2010, there were approximately $989 thousand in TDR loans that had a related allowance of approximately $357 thousand.  At December 31, 2009, there were no TDR loans that had a related allowance.

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

There are no commitments to lend additional funds to customers with loans on non-accrual status at June 30, 2010.  Moreover, pursuant to the Order, the Bank is prohibited from extending new credit to anyone who has caused a loss to the Bank.

As of June 30, 2010 and December 31, 2009, the Company’s other real estate owned consisted of the following:

	As of June 30, 2010		As of December 31, 2009
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
	(Dollars in Thousands)
1-4 Family residential properties	23	$2,314	23	2,958
Multifamily residential properties	2	1,675	2	238
Nonfarm nonresidential properties	14	9,739	13	8,994
Farmland properties	2	950	—	—
Construction & land development properties	51	27,042	35	8,876
Total	92	$41,720	73	21,066

All properties are being actively marketed for sale and management is continuously monitoring these properties in order to minimize any losses.

During July 2010, the Bank has foreclosed on approximately $3.8 million in various construction and land development, commercial and 1-4 family residential real estate properties.  These properties were being held as collateral against several non-accrual loans at June 30, 2010.  Management is currently evaluating these properties for any additional losses based on recently ordered appraisals.

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

Deposits

Total deposits at June 30, 2010 were $835.1 million, a decrease of $26.0 million, or 3.02%, from December 31, 2009.  Total interest bearing demand (money market and NOW accounts), non-interest bearing demand accounts and savings accounts of $175.9 million decreased $19.2 million, or 9.82% from December 31, 2009 resulting mainly from several customers moving their deposits to our competitors, who have had more competitive rates during the first six months of 2010.

Total time deposits as of June 30, 2010 were $659.2 million, a decrease of $6.9 million, or 1.03%, from December 31, 2009.  Total retail time deposits at June 30, 2010 increased approximately $23.2 million, or 3.49% of total time deposits, from December 31, 2009 due to managements’ efforts to increase core deposits with internet CDs and to continue reducing the Bank’s reliance on brokered deposits.  Pursuant to the Order and FDIC regulations, as a result of our significantly-undercapitalized status, the Bank is prohibited from accepting, renewing or rolling over brokered deposits absent a waiver from the FDIC.  The weighted average rates paid for retail time deposits for the three and six months ended June 30, 2010 was 2.33% and 2.43%, respectively, compared to 3.29% and 3.45% for the three and six months ended June 30, 2009, respectively.  Total brokered deposits at June 30, 2010 decreased approximately $30.1 million, or 4.57% of total time deposits, from December 31, 2009, resulting mainly from our ability to replace brokered deposits with retail deposits during the first six months of 2010.  The weighted average rates paid for brokered deposits for the three and six months ended June 30, 2010 were 3.59% and 3.58%, respectively, compared to 3.55% and 3.67% for the three and six months ended June 30, 2009, respectively.  Because we are currently classified as less than well capitalized, we are prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity in our Georgia markets.  In our Jacksonville market, however, we are prohibited from paying in excess of 75 basis points above the national average on deposits, as calculated by the FDIC.

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

The following table shows the significant components of net loss:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Interest and Dividend Income	$18,730	$24,249	$(5,519)	-22.76%
Interest Expense	10,538	14,358	(3,820)	-26.61%
Net Interest Income	8,192	9,891	(1,699)	-17.18%
Provision for Loan Losses	3,336	6,068	(2,732)	-45.02%
Noninterest Income	1,766	3,343	(1,577)	-47.17%
Noninterest Expense	12,293	32,549	(20,256)	-62.23%
Net Loss	(5,671)	(23,040)	17,369	75.39%
Net Loss Per Diluted Share	(1.35)	(5.47)	4.12	75.32%

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Interest and Dividend Income	$8,949	$11,702	$(2,753)	-23.53%
Interest Expense	5,167	7,208	(2,041)	-28.32%
Net Interest Income	3,782	4,494	(712)	-15.84%
Provision for Loan Losses	2,034	5,718	(3,684)	-64.43%
Noninterest Income	897	2,081	(1,184)	-56.90%
Noninterest Expense	6,683	27,234	(20,551)	-75.46%
Net Loss	(4,038)	(23,782)	19,744	83.02%
Net Loss Per Diluted Share	(0.96)	(5.65)	4.69	83.02%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $1.7 million, or 17.18%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Net interest income decreased $712 thousand, or 15.84%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Total interest and dividend income for the three and six months ended June 30, 2010 decreased $2.8 million, or 23.53%, and $5.5 million, or 22.76%, respectively, when compared to the three and six months ended June 30, 2009.  This decrease is primarily due to decrease in the volume of loans due to payoffs from customers, an increase in the volume of nonperforming loans on non-accrual status and/or moving to other real estate owned and a decrease in interest on securities from the purchase of low-yielding U.S. government sponsored enterprises securities purchased during the second quarter of 2009 when the Bank restructured its investment portfolio combined with the purchase of short-term U.S. treasury bills during 2009 which are being used to meet liquidity needs.

Average loans and loans held for sale portfolios for the three and six months ended June 30, 2010 decreased $106.4 million, or 13.45%, and $95.6 million, or 12.05%, respectively, when compared to average loans and loans held for sale portfolios for the three and six months ended June 30, 2009.  The average yield on loans decreased for the three and six months ended June 30, 2010 to 4.87% and 5.01%, respectively, compared to an average yield of 5.43% and 5.58% for the three and six months ended June 30, 2009.

Total interest expense for the three and six months ended June 30, 2010 decreased $2.0 million, or 28.31%, and $3.8 million, or 26.61%, respectively, when compared to the three and six months ended June 30, 2009.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances decreased approximately $70.8 million and $36.8 million when comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009, respectively.  The average rate paid on the deposit portfolios for the three and six months ended June 30, 2010 decreased to 2.41% and 2.46%, respectively, from 3.07% and 3.18% when compared to the three and six months ended June 30, 2009.  Average borrowing balances decreased approximately $19.7 million and $15.3 million when comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009, respectively.  Average interest rates paid on borrowings were 2.87% and 2.76% for the three and six months ended June 30, 2010, respectively, compared to 3.15% and 3.19% for the three and six months ended June 30, 2009, respectively.

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

For the three months ended June 30, 2010 and 2009, our tax equivalent net interest spread was 1.84% and 1.93%, respectively, while the tax equivalent net interest margin was 1.82% and 1.94%, respectively.  For the six months ended June 30, 2010 and 2009, our tax equivalent net interest spread was 1.94% and 2.12%, respectively, while the tax equivalent net interest margin was 1.95% and 2.19%, respectively.  The decreases in net interest spread and net interest margin from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010, were due to the loss of interest on non-accrual loans and from the purchase of low-yielding investment securities during 2009.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the three months ended June 30, 2010 and 2009.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended June 30,
	2010			2009
	(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets
Loans, net of unearned income (4) (5) (6)	$684,930	$8,333	4.87%	$791,354	$10,730	5.43%
Investment securities - taxable (7)	76,025	417	2.19%	113,981	811	2.85%
Investment securities - tax-exempt (6) (7)	13,990	145	6.24%	15,247	157	6.24%
Other interest and dividend income	71,538	54	0.31%	22,924	4	0.07%
Total earning assets	846,483	8,949	4.27%	943,506	11,702	5.00%

Non-interest-earning assets
Allowance for loan losses	-21,196			-12,071
Cash and due from banks	10,272			65,226
Premises and equipment	30,487			31,822
Accrued interest receivable	4,518			6,023
Other real estate owned	35,017			12,707
Other assets	30,146			42,747
Total assets	$935,727			$1,089,960

Interest bearing liabilities
Interest bearing demand	$116,666	$213	0.73%	$150,983	$605	1.60%
Savings	9,248	8	0.35%	8,651	8	0.37%
Time deposits	677,634	4,618	2.73%	712,828	6,080	3.41%
Total interest bearing deposits	803,548	4,839	2.41%	872,462	6,693	3.07%
Federal Home Loan Bank advances	34,000	224	2.64%	53,701	388	2.89%
Other borrowings	1,400	42	12.00%	1,400	42	12.00%
Trust Preferred Securities	10,310	62	2.41%	10,310	85	3.30%
Total borrowed funds	45,710	328	2.87%	65,411	515	3.15%
Total interest-bearing liabilities	849,258	5,167	2.43%	937,873	7,208	3.07%

Non-interest bearing deposits	52,748			54,683
Other liabilities	7,161			7,926
Shareholder’s equity	26,560			89,478
Total liabilities and shareholder’s equity	$935,727			$1,089,960
Net interest revenue (1)		$3,782			$4,494
Net interest spread (2)			1.84%			1.93%
Net interest margin (3) (6)			1.82%			1.94%

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

(5) Interest income includes loan fees as follows (in thousands): 2010 - $220; 2009 - $355

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-earning liabilities for the six months ended June 30, 2010 and 2009.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Six Months Ended June 30,
	2010			2009
	(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets
Loans, net of unearned income (4) (5) (6)	$697,908	$17,485	5.01%	$793,493	$22,131	5.58%
Investment securities - taxable (7)	90,485	882	1.95%	96,956	1,786	3.68%
Investment securities - tax-exempt (6) (7)	14,037	290	6.26%	15,938	323	6.14%
Other interest and dividend income	52,587	73	0.28%	14,748	9	0.12%
Total earning assets	855,017	18,730	4.42%	921,135	24,249	5.30%

Non-interest-earning assets
Allowance for loan losses	-21,649			-11,903
Cash and due from banks	9,657			51,503
Premises and equipment	30,654			31,678
Accrued interest receivable	4,610			6,137
Other real estate owned	30,601			11,603
Other assets	30,118			43,218
Total assets	$939,008			$1,053,371

Interest bearing liabilities
Interest bearing demand	$120,480	$461	0.77%	$147,249	$1,204	1.64%
Savings	9,127	16	0.35%	8,384	15	0.36%
Time deposits	673,851	9,399	2.79%	684,710	12,129	3.54%
Total interest bearing deposits	803,458	9,876	2.46%	840,343	13,348	3.18%
Federal Home Loan Bank advances	36,258	457	2.52%	51,518	739	2.87%
Other borrowings	1,400	84	12.00%	1,422	85	11.95%
Trust Preferred Securities	10,310	121	2.35%	10,310	186	3.61%
Total borrowed funds	47,968	662	2.76%	63,250	1,010	3.19%
Total interest-bearing liabilities	851,426	10,538	2.48%	903,593	14,358	3.18%

Non-interest bearing deposits	52,504			52,401
Other liabilities	7,213			7,730
Shareholder’s equity	27,865			89,647
Total liabilities and shareholder’s equity	$939,008			$1,053,371
Net interest revenue (1)		$8,192			$9,891
Net interest spread (2)			1.94%			2.12%
Net interest margin (3) (6)			1.95%			2.19%

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

(5) Interest income includes loan fees as follows (in thousands): 2010 - $497; 2009 - $693

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and six months ended June 30, 2010 compared to June 30, 2009.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared to 2009			Compared to 2009
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Interest earned on:
Loans	$(2,676)	$279	$(2,397)	$(5,184)	$538	$(4,646)
Investment securities:
Taxable investment securities	(223)	(171)	(394)	(441)	(463)	(904)
Tax-exempt investment securities	(13)	1	(12)	(45)	12	(33)
Interest earning deposits	37	13	50	53	11	64
Total interest income	(2,875)	122	(2,753)	(5,617)	98	(5,519)

Interest paid on:
Deposits:
Interest bearing demand deposits	(116)	(276)	(392)	(189)	(554)	(743)
Savings	1	(1)	—	2	(1)	1
Time deposits	(651)	(811)	(1,462)	(892)	(1,838)	(2,730)
Other borrowings and FHLB advances	(134)	(30)	(164)	(201)	(82)	(283)
Trust Preferred Securities	—	(23)	(23)	—	(65)	(65)
Total interest expense	(900)	(1,141)	(2,041)	(1,280)	(2,540)	(3,820)

Decrease in net interest revenue	$(1,975)	$1,263	$(712)	$(4,337)	$2,638	$(1,699)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2010 was $3.3 million compared to $6.1 million for the same period of 2009.  The provision for loan losses for the second quarter of 2010 was $2.0 million compared to $5.7 million for the same period of 2009.  While there is an increase in nonperforming loans and a decrease in loan activity for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, the Company decreased its provision for loan losses based on management’s analysis of the allowance for loan losses.  Net charge-offs as an annualized percentage of average outstanding loans for the three and six months ended June 30, 2010 were 2.26% and 1.59%, respectively, as compared with 1.16% and 0.71% for the three and six months ended June 30, 2009, respectively.  Net loan charge-offs increased significantly during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, due mainly to the Company continuing to charge-off nonperforming loan balances to their net realizable value.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Service charges on deposit accounts	$792	$840	$(48)	-5.71%
Other service charges, commissions and fees	292	238	54	22.69%
Gain on sales / calls of investment securities	43	1,316	(1,273)	-96.73%
Mortgage origination income	150	393	(243)	-61.83%
Other income	489	556	(67)	-12.05%
Total noninterest income	$1,766	$3,343	$(1,577)	-47.17%

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Service charges on deposit accounts	$408	$418	$(10)	-2.39%
Other service charges, commissions and fees	159	126	33	26.19%
Gain on sales / calls of investment securities	43	1,095	(1,052)	-96.07%
Mortgage origination income	58	187	(129)	-68.98%
Other income	229	255	(26)	-10.20%
Total noninterest income	$897	$2,081	$(1,184)	-56.90%

Non-interest income for the three months ended June 30, 2010 decreased $1.2 million, or 56.90%, when compared to the three months ended June 30, 2009.  Non-interest income for the six months ended June 30, 2010 decreased $1.6 million, or 47.17%, when compared to the six months ended June 30, 2009.  Service charges on deposit accounts are evaluated against service charges from other banks in our local markets and against the Bank’s own cost structure in providing the deposit services.  This income correlates with the Bank’s demand deposit account base.  During the first six months of 2010, the Bank experienced a decrease in the number of core transaction deposit accounts.  Total service charges, including non-sufficient funds fees, decreased approximately $10 thousand, or 2.43%, and $47 thousand, or 5.65%, for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009.

The decrease in the gain on sales/calls of investment securities is primarily due to the Company recording $1.1 million in gains from the sales of several mortgage-backed securities during the second quarter of 2009 as compared to $43 thousand in gains from the calls of state, county and municipal bond and several U.S. government sponsored enterprises securities during the second quarter of 2010.

The decrease in mortgage origination income for the three and six months ended June 30, 2010 is primarily due to the decrease in the number of mortgage loan closings.  Approximately 23 mortgage loan closings occurred during the second quarter of 2010 compared to 74 mortgage loan closings for the same period in 2009.  For the six months ended June 20, 2010, there were approximately 35 mortgage loan closings that occurred compared to 135 mortgage loan closings for the six months ended June 30, 2009.

The decrease in other income for the three and six months ended June 30, 2010, compared to the same periods in 2009 is due to the decrease in commission fees from our wealth management department.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$4,550	$5,415	$(865)	-15.97%
Occupancy expense	883	892	(9)	-1.01%
Equipment rental and depreciation of equipment	595	631	(36)	-5.71%
Loss on sale of other assets	1	44	(43)	-97.73%
Loss on sale and impairment of other real estate	397	1,491	(1,094)	-73.37%
Other real estate expense	1,301	336	965	287.20%
FDIC and state banking assessments	2,328	1,155	1,173	101.56%
Goodwill impairment	—	19,533	(19,533)	-100.00%
Other expenses	2,238	3,052	(814)	-26.67%
Total noninterest expense	$12,293	$32,549	$(20,256)	-62.23%

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$2,223	$2,639	$(416)	-15.76%
Occupancy expense	445	437	8	1.83%
Equipment rental and depreciation of equipment	298	326	(28)	-8.59%
Loss on sale of other assets	1	6	(5)	-83.33%
Loss on sale and impairment of other real estate	295	1,466	(1,171)	-79.88%
Other real estate expense	828	211	617	292.42%
FDIC and state banking assessments	1,417	958	459	47.91%
Goodwill impairment	—	19,533	(19,533)	-100.00%
Other expenses	1,176	1,658	(482)	-29.07%
Total noninterest expense	$6,683	$27,234	$(20,551)	-75.46%

Non-interest expense for the three and six months ended June 30, 2010 decreased $20.6 million, or 75.46%, and $20.3 million, or 62.23%, respectively, when compared to the three and six months ended June 30, 2009.  This decrease is primarily due to the Company recording a $19.5 million charge for goodwill impairment during the second quarter of 2009.

The decrease in the loss on the sale and impairment of other real estate owned for the three and six months ended June 30, 2010 is attributed to the Company recording a loss on one particular foreclosed property totaling to $1.3 million during the second quarter of 2009.  The increase in other real estate expenses is attributed to the number of other real estate properties that the Company owns.  At June 30, 2010, the Company had a total of 92 properties compared to 37 properties at June 30, 2009.

The increase in the FDIC and state banking assessments for the three and six months ended June 30, 2010 is attributable to our risk classification with the FDIC.  Since entering into the Order with the FDIC, the Company has had higher quarterly assessments due to our risk classification.

The decrease in salaries and employee benefits for the three and six months ended June 30, 2010 compared to the same period in 2009 is primarily due to no accrual of bonuses, a decrease in the expense relating to the salary continuation plan based upon changes with the plan, the utilization of a bank officer one day per quarter furlough, and a small reduction in staff.  At June 30, 2010, the number of full-time equivalent employees was 161 employees compared to 167 employees at June 30, 2009.

The decreases in equipment rental and depreciation of equipment, occupancy expense and other expenses are not attributable to any one particular item, but represent the Company’s efforts to decrease controllable noninterest expense.

Income Tax Expense

The Company recorded a valuation allowance for the balance of the recorded deferred tax asset as of December 31, 2009; however, an income tax benefit was not recognized for the three and six months ended June 30, 2010 since it is more likely than not that the deferred tax asset will not be realized.  With respect to the Company’s cumulative losses as of June 30, 2010, we have determined that it is more likely than not that any income tax benefit that would have been recorded would not be realized.  For the three and six months ended June 30, 2009, income tax benefit of $2.6 million and $2.3 million was recognized with an effective tax rate of 9.84% and 9.23%, respectively.  The effective tax rate for the three and six months ended June 30, 2009 was lower than the statutory tax rates primarily due to the tax-free income from certain investment securities and loans that are exempt from income taxes and tax credits received from affordable housing investments and the goodwill impairment charge.  The majority of the goodwill from the two acquisitions in 2006 and 2007 was treated as tax-free exchanges, which was not recognized for tax reporting purposes and therefore no tax deduction was allowed for the impairment charge.  Likewise, no tax benefit for the goodwill was recognized in the financial statements relating to the $19.5 million charge.

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

The Company also has the ability, on a short-term basis, to purchase up to $11 million in federal funds from other financial institutions. At June 30, 2010, the Company had no federal funds purchased. At June 30, 2010, we do not have any further borrowing capacity with the Federal Home Loan Bank with $34.0 million in outstanding advances.  The Company has a total available line of $18.7 million, subject to available collateral, from the Federal Reserve Bank (FRB).  The Company had no advances on the FRB line at June 30, 2010.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at June 30, 2010 and 2009 were 18.61% and 26.06%, respectively.

In the past, the Bank has relied heavily on brokered deposits.  Pursuant to the Order and FDIC regulations as a result of our significantly-undercapitalized status, we are unable to accept, renew or roll over brokered deposits absent a waiver from the FDIC.  Accordingly, management has instituted an aggressive retail deposit marketing campaign both locally and through a national rate-listing service to replace the brokered CDs as they mature.  The increase in liquid assets is designed to provide cash to payoff the brokered deposits as they mature.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Pursuant to the Order, Tier 1 Capital must equal or exceed 8.00% of the Bank’s total assets and the Bank’s Total Risk-based Capital must equal or exceed 10.00% of the Bank’s total risk-weighted assets, within 90 days of the effective date of the Order.  At June 30, 2010, the Bank was not in compliance with the Order, with Tier 1 capital to average assets at 3.27% and total risk-based capital to risk-weighted assets at 5.83%.  As a result of our regulatory capital ratios, we are considered “significantly undercapitalized” by our bank regulatory authorities as of June 30, 2010.  As a result of our significantly-undercapitalized status, on March 26, 2010, the Bank received a Notification of Prompt Corrective Action, which notified the Bank that it is subject to greater regulatory monitoring and certain additional discretionary safeguards may be imposed by regulatory authorities, which may have a direct material effect on our financial statements.

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

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2010 and December 31, 2009 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2010

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$41,275,000	5.90%	$55,966,102	>	8.0%	N/A		N/A
Bank	40,795,000	5.83%	55,979,417	>	8.0%	69,974,271	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$28,788,000	4.11%	$28,017,518	>	4.0%	N/A		N/A
Bank	30,522,000	4.36%	28,001,835	>	4.0%	42,002,752	>	6.0%

Tier I Capital To Average Assets
Consolidated	$28,788,000	3.08%	$37,387,013	>	4.0%	N/A		N/A
Bank	30,522,000	3.27%	37,335,780	>	4.0%	46,669,725	>	5.0%

December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	53,072,700	>	5.0%

We had outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at June 30, 2010 and December 31, 2009.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At June 30, 2010 and December 31, 2009, all of the Trust Preferred Securities qualify as a Tier I capital.  We had outstanding subordinated debentures totaling $1.4 million at June 30, 2010 and December 31, 2009.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines.  At June 30, 2010 and December 31, 2009, all of the subordinated debentures qualify as a Tier II capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Six Months Ended June 30, 2010

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Six Months Ended June 30, 2010

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

During the second quarter of 2010, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Six Months Ended June 30, 2010

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Due to our current noncompliance with the Order and risk of future noncompliance we may be subject to certain additional operational and financial restrictions that will require us to take specific actions.

The Bank is currently categorized as “significantly undercapitalized” and, pursuant to the prompt corrective action provisions of the Federal Deposit Insurance Act and the prompt corrective action regulations of the FDIC promulgated thereunder (collectively, the “PCA Provisions”), the Bank  received Notification of Prompt Corrective Action from the FDIC on March 26, 2010, which required that the Bank file a capital restoration plan within 45 days of receiving the Notification.  In addition, because of the Bank’s “significantly-undercapitalized” status, the Bank is automatically subject to, among other things, restrictions on dividends, management fees, and asset growth, and is prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of the FDIC.

Significantly undercapitalized depository institutions may also be subject to any of the following requirements and restrictions, including: (i) selling sufficient voting stock to become adequately capitalized; (ii) directing the Bank to merge or be acquired: (iii) limiting certain affiliate transactions; (iv) restricting interest rates paid on deposits; (v) restricting asset growth or reducing total assets, (vi) altering or eliminating any activities that pose excessive risk to the Bank; (vii) improving management through an election of a new board of directors, dismissals, or the hiring of new executives, (viii) ceasing the acceptance of deposits from correspondent banks, (ix) divesting the holding company; and (x) performing any other appropriate action.

If the capital at the Bank further deteriorates, and the Bank is categorized as critically undercapitalized, subject to limited exceptions, it will be subject to the appointment, by the appropriate federal banking agency, of a receiver or conservator within 90 days of the date on which it becomes critically undercapitalized.  In addition, critically-undercapitalized banks are prohibited from paying principal or interest on subordinated debt without FDIC approval.  FDIC approval is also required for a critically- undercapitalized institution to engage in certain activities, including, but not limited to, entering into any material transaction other than in the usual course of business, extending credit for any highly leveraged transaction, making any material change in accounting methods, amending its articles or bylaws, engaging in any “covered transaction” with an affiliate (as defined in section 23A of the Federal Reserve Act), paying excessive compensation or bonuses, and paying interest on deposits in excess of the prevailing rate in the institution’s market area.

In addition, because the Bank is not in compliance with the Order, it could also be subject to enforcement actions by the FDIC and Georgia Department. The various enforcement measures available to the FDIC and Georgia Department, include the imposition of a conservator or receiver (which would likely result in a substantial diminution or a total loss of the Company’s investment in the Bank), the judicial enforcement of the Order, the termination of insurance of deposits, the imposition of civil money penalties, and the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions discussed above.

Further noncompliance with the Order, the failure to comply with our capital restoration plan, or further deterioration of our capital, could impact our ability to continue operations and, in such a scenario, it is unlikely that our shareholders would realize any value for their common stock.

We need to raise additional capital that may not be available to us.

Regulatory authorities require us to maintain adequate levels of capital to support our operations. As described above, we are significantly-undercapitalized and have an immediate need to raise capital. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired and we could face additional regulatory challenges. In addition, if we issue additional equity capital, it may be at a lower price and in all cases our existing shareholders’ interest would be diluted.

Compliance with the recently enacted Dodd-Frank Reform Act may adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law.  The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial-services industry.  Major elements in the Dodd-Frank Reform Act include the following:

•                  The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•                  Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.

•                  The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•                  The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•                  Enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC.

•                  Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•                  The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.

•                  Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

The majority of the provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank.  Nonetheless, there are provisions with which we will have to comply now that the Dodd-Frank Reform Bill is signed into law.  As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Reform Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

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

Date: July 23, 2010