Form 10-Q
period 2010-09-30
Atlantic Southern Financial Group, Inc.
filed 2010-11-12
CIK 1313730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, no par value, 4,280,745 shares outstanding at November 12, 2010

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Balance Sheets

September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	As of
	September 30,	December 31,
	2010	2009
Assets

Cash and due from banks	$7,522,162	$4,990,374
Interest-bearing deposits in other banks	97,289,101	28,401,303
Total cash and cash equivalents	104,811,263	33,391,677
Securities available for sale, at fair value	40,722,089	126,939,601
Federal Home Loan Bank stock, restricted, at cost	4,007,400	4,316,800
Loans held for sale	285,026	1,089,108
Loans, net of unearned income	607,722,880	718,306,915
Less - allowance for loan losses	(18,652,884)	(21,478,748)
Loans, net	589,069,996	696,828,167
Bank premises and equipment, net	30,043,245	31,016,982
Accrued interest receivable	3,525,117	4,549,769
Cash surrender value of life insurance	13,409,122	13,011,018
Intangible assets, net of amortization	2,277,113	2,548,850
Other real estate owned	61,612,054	21,066,480
Income tax receivable	204,983	11,174,666
Other assets	2,613,627	2,446,748
Total Assets	$852,581,035	$948,379,866

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$54,045,637	$53,747,355
Money market and NOW accounts	107,131,121	132,469,652
Savings	12,820,004	8,890,713
Time deposits	612,306,024	666,049,168
Total deposits	786,302,786	861,156,888
Federal Home Loan Bank advances	29,000,000	39,000,000
Subordinated debentures	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable	3,467,329	4,977,554
Accrued expenses and other liabilities	1,941,277	1,896,265
Total liabilities	832,421,392	918,740,707
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, authorized 2,000,000 shares, outstanding -0- shares	—	—
Common stock, no par value, authorized 110,000,000 shares, 4,280,745 issued and outstanding in 2010, no par value, authorized 10,000,000 shares, 4,211,780 issued and outstanding in 2009	74,748,685	74,630,831
Deferred compensation, 68,965 shares	(87,500)	—
Accumulated deficit	(54,921,667)	(45,592,212)
Accumulated other comprehensive income	420,125	600,540
Total shareholders’ equity	20,159,643	29,639,159
Total Liabilities and Shareholders’ Equity	$852,581,035	$948,379,866

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$8,111,829	$10,424,193	$25,596,967	$32,555,605
Interest on securities:
Taxable income	288,544	614,751	1,170,671	2,400,476
Non-taxable income	140,299	146,952	430,255	470,204
Other interest and dividend income	52,125	68,928	124,823	77,409
Total interest and dividend income	8,592,797	11,254,824	27,322,716	35,503,694
Interest Expense:
Deposits	4,291,024	6,704,732	14,166,545	20,052,429
Subordinated debentures	42,934	42,933	127,400	127,400
Junior subordinated debentures	67,041	69,176	187,761	255,423
FHLB borrowings and other interest expense	252,942	406,166	709,746	1,145,128
Total interest expense	4,653,941	7,223,007	15,191,452	21,580,380

Net interest income	3,938,856	4,031,817	12,131,264	13,923,314
Provision for loan losses	2,178,000	11,352,000	5,514,000	17,420,000
Net interest income (expense) after provision for loan losses	1,760,856	(7,320,183)	6,617,264	(3,496,686)
Noninterest Income:
Service charges on deposit accounts	386,702	464,250	1,178,929	1,303,925
Other service charges, commissions and fees	151,385	135,817	442,897	373,944
Gain on sales, calls and impairment write-down of investment securities	556,613	15,342	599,519	1,331,160
Mortgage origination income	68,330	249,162	218,343	642,749
Other income	238,177	267,493	727,370	823,569
Total noninterest income	1,401,207	1,132,064	3,167,058	4,475,347
Noninterest Expense:
Salaries and employee benefits	2,045,953	2,423,366	6,596,418	7,838,818
Occupancy expense	442,535	463,275	1,325,878	1,355,029
Equipment rental and depreciation of equipment	300,476	333,301	895,250	964,804
(Gain) loss on sale of other assets	5,338	(105,760)	6,113	(61,963)
Loss on sale and impairment of other real estate	1,322,408	941,572	1,719,335	2,432,260
Other real estate expense	477,216	316,962	1,778,386	653,258
FDIC and state banking assessments	1,103,010	729,328	3,431,229	1,883,939
Goodwill impairment	—	—	—	19,533,501
Other expenses	1,123,674	1,392,846	3,361,168	4,444,466
Total noninterest expense	6,820,610	6,494,890	19,113,777	39,044,112

Loss before income taxes	(3,658,547)	(12,683,009)	(9,329,455)	(38,065,451)
Income tax benefit	—	4,395,044	—	6,737,530
Net Loss	$(3,658,547)	$(8,287,965)	$(9,329,455)	$(31,327,921)
Net Loss per share:
Basic	$(0.87)	$(1.97)	$(2.22)	$(7.44)
Diluted	$(0.87)	$(1.97)	$(2.22)	$(7.44)

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,658,547)	$(8,287,965)	$(9,329,455)	$(31,327,921)
Other comprehensive income (loss):
Unrealized holding gains on investment securities available for sale	9,406	1,349,409	326,164	1,200,506
Reclassification adjustment for gains on investments available for sale realized in net loss	(556,613)	(15,342)	(599,519)	(1,388,778)
Total other comprehensive income (loss), before tax	(547,207)	1,334,067	(273,355)	(188,272)
Income taxes related to other comprehensive (income) loss:
Unrealized holding gains on investment securities available for sale	(3,198)	(458,799)	(110,896)	(408,172)
Reclassification adjustment for gains on investments available for sale realized in net loss	189,248	5,216	203,836	472,185
Total income taxes related to other comprehensive (income) loss	186,050	(453,583)	92,940	64,013
Total other comprehensive income (loss), net of tax	(361,157)	880,484	(180,415)	(124,259)
Total comprehensive income (loss)	$(4,019,704)	$(7,407,481)	$(9,509,870)	$(31,452,180)

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(9,329,455)	$(31,327,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,514,000	17,420,000
Depreciation	1,176,891	1,219,143
Stock based compensation	30,353	19,026
Goodwill impairment charge	—	19,533,501
Amortization and (accretion), net	621,282	536,481
Loss on sale and impairment of other real estate	1,719,335	2,432,260
(Gain) loss on sale of other assets	6,113	(61,963)
Gain on sales, calls and impairment write-down of investment securities	(599,519)	(1,331,160)
Earnings on cash surrender value of life insurance	(398,104)	(401,540)
Change in:
Loans held for sale	939,082	(280,588)
Accrued income and other assets	12,617,274	(5,012,219)
Accrued expenses and other liabilities	(1,465,213)	(76,297)
Net cash provided by operating activities	10,832,039	2,668,723
Cash Flows from Investing Activities:
Net change in loans to customers	56,155,354	5,215,629
Purchase of available for sale securities	(7,467,125)	(201,094,582)
Proceeds from sales, calls, maturities and paydowns of available for sale securities	93,716,246	122,479,947
Purchase of other investments	—	(880,600)
Proceeds from sale of other investments	309,400	484,000
Property and equipment expenditures	(203,154)	(1,492,611)
Improvement of other real estate	(838,736)	(25,048)
Proceeds from sales of other real estate and other assets	3,769,664	4,693,445
Net cash provided by (used in) investing activities	145,441,649	(70,619,820)
Cash Flows from Financing Activities:
Net change in deposits	(74,854,102)	120,708,633
Advances on FHLB borrowings	—	31,000,000
Payments on FHLB borrowings	(10,000,000)	(28,200,000)
Net cash (used in) provided by financing activities	(84,854,102)	123,508,633
Net Increase in Cash and Cash Equivalents	71,419,586	55,557,536
Cash and Cash Equivalents, Beginning of Year	33,391,677	15,130,136
Cash and Cash Equivalents, End of Quarter	$104,811,263	$70,687,672

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

Supplemental Disclosure of Cash Flow Information

Noncash transactions:

	Nine Months Ended September 30,
	2010	2009
Changes in unrealized gain/loss on investments, net of tax effect	$(180,415)	$(124,259)
Transfer of loans to other real estate and other assets	$47,520,667	$16,758,579
Transfer of other real estate to loans and loans held for sale	$1,567,026	$4,078,873
Interest on deposits and borrowings	$16,701,677	$21,918,066
Income tax refunds	$(10,969,783)	$(848,760)

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

(iii)          The Bank developed a capital plan, which includes reducing expenses to improve earnings, restructuring the balance sheet to reduce non-performing assets, seeking new capital and limiting loan growth and will continue to revise the plan quarterly.  The Bank has also reviewed its written liquidity, contingency funding, and funds management policies.  Both the revised capital plan and the revised liquidity policy have been submitted to the supervisory authorities for review.  The

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Bank’s Total Risk Based Capital ratio was 5.49% and the Tier 1 Leverage Ratio was 3.14% at September 30, 2010.  The Bank’s liquidity ratio at September 30, 2010 was 17.94%.

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

(vii)         The Bank has submitted to the supervisory authorities a written plan for eliminating its reliance on brokered deposits and will not accept, roll over or renew any brokered deposits unless a waiver has been received from the FDIC.  The Bank continues to significantly reduce its exposure to brokered deposits.  Since June 30, 2008, the Bank has been proactive in reducing brokered deposits by 59.1%, or $238.4 million, while increasing core deposits by $188.9 million during the same period.

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

(3) Going Concern

As a result of the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression, the Company’s and the Bank’s capital have been significantly depleted.  The Company recorded a net loss of $59.2 million in 2009 and continued in the first nine months of 2010 in recording a net loss of $9.3 million.  These net losses are primarily the result of significant increases in the provision for loan losses in 2009,

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the recognition of goodwill impairment in 2009, the establishment of a valuation allowance against the Company’s deferred tax asset in 2009, a decrease in the Company’s net interest margin due to the loss of interest on non-accrual loans and from the purchase of low-yielding investment securities during 2009, a significant increase in the FDIC quarterly assessment in 2009 and 2010 and increases in other real estate expenses due to the increase in foreclosed properties in 2009 and 2010.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, it cannot be assured that the Company will be able to resume profitable operations in the near future, if at all.

The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support their operations.  As part of the Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios.  To comply with the Order, the Bank is required to have Tier 1 capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital in an amount as to equal or exceed 10% of the Bank’s risk-weighted assets.  At September 30, 2010, the Bank’s total capital to risk-weighted assets and ratio of Tier 1 capital to average assets were 5.49% and 3.14%, respectively.  The Company’s existing capital resources may not satisfy the requirements for the foreseeable future and may not be sufficient to offset any additional problem assets.  Further, should erosion to the Bank’s asset quality continue and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, the Bank’s capital levels will decline and the Company will need to raise additional capital to satisfy the Order.

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

(4) Net Earnings (Loss) per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.  Approximately 381,000 shares of reserved for issuance pursuant to options and warrants and 68,965 shares of restricted stock were not included in the diluted loss per share computation for the three and nine months ended September 30, 2010 and 2009 as they are anti-dilutive.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The reconciliation of the amounts used in the computation of both “basic earnings (loss) per share” and “diluted earnings (loss) per share” for each period is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(3,658,547)	$(8,287,965)	$(9,329,455)	$(31,327,921)

Weighted average common shares outstanding	4,211,780	4,211,780	4,211,780	4,211,780
Shares issued from assumed exercise of common stock equivalents	—	—	—	—
Weighted average number of common and common equivalent shares outstanding	4,211,780	4,211,780	4,211,780	4,211,780
Loss per share:
Basic	$(0.87)	$(1.97)	$(2.22)	$(7.44)

Diluted	$(0.87)	$(1.97)	$(2.22)	$(7.44)

(5) Investment Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent.  All investments as of September 30, 2010 and December 31, 2009 are classified as available for sale.  The following table reflects the amortized cost and estimated fair values of the investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2010	Cost	Gains	Losses	Fair Value
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Government sponsored enterprises	5,007,037	97,051	—	5,104,088
State and political subdivisions	15,206,929	440,816	(316,670)	15,331,075
Other investments	250,000	—	(34,802)	215,198
Total non-mortgage backed debt securities	20,463,966	537,867	(351,472)	20,650,361
Mortgage backed securities	19,582,141	470,553	—	20,052,694
Equity securities	39,428	—	(20,394)	19,034
Total	$40,085,535	$1,008,420	$(371,866)	$40,722,089
December 31, 2009
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$57,114,838	$42,027	$—	$57,156,865
U.S. Government sponsored enterprises	27,191,611	425,213	—	27,616,824
State and political subdivisions	15,404,985	234,535	(483,685)	15,155,835
Other investments	250,000	9,208	—	259,208
Total non-mortgage backed debt securities	99,961,434	710,983	(483,685)	100,188,732
Mortgage backed securities	26,028,829	733,712	(51,100)	26,711,441
Equity securities	39,428	—	—	39,428
Total	$126,029,691	$1,444,695	$(534,785)	$126,939,601

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The amortized cost and fair values of pledged securities for public deposits and for federal funds lines of credit with correspondent banks were as follows:

	September 30,	December 31,
	2010	2009
Amortized cost	$20,028,613	$23,141,062
Fair value	$20,636,370	$23,003,692

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2010, by contractual maturity, are shown below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary.

		Estimated
	Amortized Cost	Fair Value
Non-mortgage backed debt securities:
Due in one year or less	$—	$—
Due after one year through five years	3,622,236	3,663,800
Due after five years through ten years	6,584,773	6,803,072
Due after ten years	10,256,957	10,183,489
Total non-mortgage backed debt securities	$20,463,966	$20,650,361

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

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	September 30, 2010
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
State and political subdivisions	$(245,125)	$2,736,344	$(71,545)	$1,290,454
Other investments	(34,802)	215,198	—	—
Total non-mortgage backed debt securities	(279,927)	2,951,542	(71,545)	1,290,454
Mortgage backed securities	—	—	—	—
Equity securities	(20,394)	19,034	—	—
Total	$(300,321)	$2,970,576	$(71,545)	$1,290,454

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2009
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Fair Value	Losses	Fair Value
Non-mortgage backed debt securities of:
State and political subdivisions	$(6,966)	$2,466,046	$(476,719)	$4,814,097
Other investments	—	—	—	—
Total non-mortgage backed debt securities	(6,966)	2,466,046	(476,719)	4,814,097
Mortgage backed securities	(51,100)	7,799,758	—	—
Equity securities	—	—	—	—
Total	$(58,066)	$10,265,804	$(476,719)	$4,814,097

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

At September 30, 2010, twelve debt securities had unrealized losses with aggregate depreciation of 0.88% from the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale and it is more likely than not that the Company will not be required to sell these investments before recovery of their amortized cost basis, no declines are deemed to be other than temporary.

The following table summarizes securities disposal activities for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from sales	$11,347,462	$—	$11,347,462	$51,611,819
Proceeds from calls	2,545,000	5,040,000	18,635,000	5,220,000
Proceeds from maturities	20,500,000	27,347,247	57,000,000	56,080,247
Paydowns	2,208,266	1,329,364	6,733,784	9,567,881
Total	$36,600,728	$33,716,611	$93,716,246	$122,479,947

Gross gains	$557,149	$16,119	$600,055	$1,400,252
Gross losses	(536)	(777)	(536)	(11,474)
Impairment losses	—	—	—	(57,618)

Net gains of securities	$556,613	$15,342	$599,519	$1,331,160

Income tax expense	$—	$5,216	$—	$472,185

During the third quarter of 2010, the Bank sold approximately $11.3 million in U.S. agency and mortgage backed securities to capture gains on securities prepaying at a high pace.  During the second quarter of 2009, the Bank restructured approximately $36 million in U.S. agency and mortgage backed securities to capture gains on securities prepaying at a high pace, to offset FDIC special assessment and to shorten the average maturity of the portfolio.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the second quarter of 2009, the Company recognized an impairment loss of $57,618 on an equity investment in Silverton Bank, a financial institution that failed during the quarter.  The impairment loss represents the full amount of the Company’s investment in Silverton.

(6) Loans

The following is a summary of the loan portfolio by purpose code categories:

	September 30,	December 31,
	2010	2009

Commercial	$44,788,031	$51,673,928
Real estate - commercial	273,745,608	304,468,535
Real estate - construction	190,463,314	263,270,892
Real estate - mortgage	93,154,714	92,012,553
Obligations of political subdivisions in the U.S.	204,792	294,779
Consumer	5,488,624	6,838,169
Total loans	607,845,083	718,558,856
Less:
Unearned loan fees	(122,203)	(251,941)
Allowance for loan losses	(18,652,884)	(21,478,748)
Loans, net	$589,069,996	$696,828,167

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

At September 30, 2010 and December 31, 2009, all impaired loans with a related allowance have been evaluated based upon the fair value of the underlying collateral.  Impaired loans without a related allowance were previously written down to the net realizable value of the collateral or the collateral was sufficient to ensure no principal loss.  At September 30, 2010, the Company had approximately $61.9 million in impaired loans without a related allowance with the Company having previously partially charged off approximately $6.4 million to date to write down the loans to their net realizable value.  Impaired loans and related amounts included in the allowance for loan losses at September 30, 2010 and December 31, 2009 are as follows:

	September 30,		December 31,
	2010		2009
		Allowance		Allowance
	Balance	Amount	Balance	Amount
Impaired loans with related allowance	$26,694,726	$5,267,864	$3,261,723	$1,024,001
Impaired loans without related allowance	61,866,212	—	112,031,829	—

The Company had $16.0 million and $12.8 million in loans that would be defined as a troubled debt restructuring (“TDR”) at September 30, 2010 and at December 31, 2009, respectively.  Of those amounts, $13.5 million and $1.6 million were accruing as of September 30, 2010 and December 31, 2009, respectively, as they were performing in accordance with their restructured terms.  At September 30, 2010, there were approximately

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

$2.0 million in TDR loans that had a related allowance of approximately $501 thousand.  At December 31, 2009, there were no TDR loans that had a related allowance.

(7) Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$19,323,225	$14,910,792	$21,478,748	$11,671,534
Add:
Provision for possible loan losses	2,178,000	11,352,000	5,514,000	17,420,000
Subtotal	21,501,225	26,262,792	26,992,748	29,091,534
Less:
Loans charged off	3,089,252	11,797,795	8,810,288	14,708,798
Recoveries on loans previously charged off	(240,911)	(137,757)	(470,424)	(220,018)
Net loans charged off	2,848,341	11,660,038	8,339,864	14,488,780
Balance, end of period	$18,652,884	$14,602,754	$18,652,884	$14,602,754

(8) Nonperforming Assets

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	September 30.	December 31,
	2010	2009
Accruing loans 90 days past due	$—	$644,920
Non-accrual loans	88,560,938	115,293,553
Repossessed assets	5,375	1,000
Other real estate	61,612,054	21,066,480
Total non-performing assets	$150,178,367	$137,005,953

Nonperforming assets increased $13.2 million, or 9.61%, from December 31, 2009 to September 30, 2010.  Non-accrual loans decreased approximately $26.7 million from December 31, 2009 to September 30, 2010, largely due to approximately $47.5 million moving to other real estate owned and other assets, $8.6 million in partial charge-offs on non-accrual loans and approximately $8.6 million in pay downs.  During the first nine months of 2010, approximately $38.0 million in loans were moved to non-accrual.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate owned increased $40.5 million from December 31, 2009 to September 30, 2010.  This increase is largely due to the addition of $46.7 million in foreclosed properties and $839 thousand in capitalized improvements on several foreclosed properties being offset by the sale of $5.3 million in foreclosed properties resulting in a loss of $225 thousand on these properties.  The Company has written down $1.5 million for several foreclosed properties based upon updated appraisals.

The Company’s policy is to place loans on non-accrual status when it appears that the collection of interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2010 and December 31, 2009, the Company’s other real estate owned consisted of the following:

	As of September 30, 2010		As of December 31, 2009
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
1-4 Family residential properties	25	$2,732,127	23	$2,958,213
Multifamily residential properties	4	13,719,694	2	238,225
Nonfarm nonresidential properties	18	13,513,773	13	8,994,372
Farmland properties	3	1,252,104	—	—
Construction & land development properties	52	30,394,356	35	8,875,670
Total	102	$61,612,054	73	$21,066,480

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

The Company granted 68,965 shares of restricted stock to Edward P. Loomis, Jr., President of the Bank.  The stock will be vested in installments over a period of four years.  All shares of restricted stock will be held by the Company until the conditions are satisfied.  All shares are nonvested as of September 30, 2010.  Compensation expense totaling $12,500 was recognized as of September 30, 2010 in connection with restricted stock.

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

FHLB Advances — For disclosure purposes, the fair value of the Company’s fixed rate borrowings is estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  For variable rate borrowings, the carrying amount is a reasonable estimate of fair value.

Subordinated Debentures — For disclosure purposes, for subordinated debentures, the carrying value is a reasonable estimate of fair value.

Junior Subordinated Debentures — For disclosure purposes, the fair value of the Company’s junior subordinated debentures is estimated using quoted market prices.  If quoted market prices are not available, fair values are estimated using discounted future cash flow analyses based on current interest rates, liquidity and credit spreads.

Commitments to Extend Credit and Standby Letters of Credit — Because commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

	As of September 30,
	2010
	Total	Level 1	Level 2	Level 3
Assets
Debt securities available-for-sale
U.S. Treasury obligations	$—	$—	$—	$—
U.S. government sponsored enterprises	5,104,088	—	5,104,088	—
State and political subdivisions	15,331,075	—	15,331,075	—
Other investments	215,198	—	215,198	—
Mortgage backed securities	20,052,694	2,520,312	17,532,382	—
Total debt securities available-for-sale	40,703,055	2,520,312	38,182,743	—
Equity securities available-for-sale	19,034	—	19,034	—
Total available-for-sale securities	$40,722,089	$2,520,312	$38,201,777	$—

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

During the third quarter of 2010, the Company changed its investment bond accountants.  Therefore, the level of measurement techniques to evaluate some of the securities available-for-sale changed to include at least one security in the Level 1 category while the other securities remain in the Level 2 category since they are using different pricing sources and different matrixes for the securities available-for-sale.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below at September 30, 2010 and December 31, 2009.

	As of September 30,
	2010
	Total	Level 1	Level 2	Level 3

Loans	$84,819,793	$—	$84,819,793	$—
Loans held for sale	285,026	—	285,026	—
Other real estate owned	61,612,054	—	61,612,054	—

Total assets at fair value	$146,716,873	$—	$146,716,873	$—

	As of December 31,
	2009
	Total	Level 1	Level 2	Level 3

Loans	$125,166,754	$—	$125,166,754	$—
Loans held for sale	1,089,108	—	1,089,108	—
Other real estate owned	21,066,480	—	21,066,480	—

Total assets at fair value	$147,322,342	$—	$147,322,342	$—

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2010 and December 31, 2009 are as follows:

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$104,811,263	$104,811,263	$33,391,677	$33,391,677
Securities available for sale	40,722,089	40,722,089	126,939,601	126,939,601
Federal Home Loan Bank Stock	4,007,400	4,007,400	4,316,800	4,316,800
Loans held for sale	285,026	285,026	1,089,108	1,089,108
Loans, net	589,069,996	589,111,059	696,828,167	698,284,092
Cash surrender value of life insurance	13,409,122	13,409,122	13,011,018	13,011,018
Other real estate owned	61,612,054	61,612,054	21,066,480	21,066,480
Liabilities:
Deposits	786,302,786	791,303,628	861,156,888	866,219,696
FHLB borrowings	29,000,000	29,924,932	39,000,000	39,984,264
Subordinated debentures	1,400,000	1,400,000	1,400,000	1,400,000
Junior subordinated debentures	10,310,000	2,243,402	10,310,000	10,310,000

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

In addition, quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  To comply with the Order, the Bank is required to have Tier 1 capital in such an amount as to equal or exceed 8% of the Bank’s total assets and total risk-based capital as to equal or exceed 10% of the Bank’s risk-weighted assets.  As of September 30, 2010, the Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 5.49% and 4.02%, respectively.  The Company and the Bank were considered “significantly undercapitalized” by bank regulatory authorities as of September 30, 2010 and “undercapitalized” as of December 31, 2009.  As a result, on March 26, 2010, the Bank received a Notification of Prompt Corrective Action from the FDIC and, in accordance with Section 325.104 of the FDIC Rules and Regulations, the Bank was required, among other things, to file a written capital restoration plan with the FDIC.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2010

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$37,396,000	5.55%	$53,904,144	>	8.0%	N/A		N/A
Bank	37,018,000	5.49%	53,942,441	>	8.0%	$67,428,051	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$24,018,000	3.56%	$26,986,517	>	4.0%	N/A		N/A
Bank	27,069,000	4.02%	26,934,328	>	4.0%	$40,401,493	>	6.0%

Tier I Capital To Average Assets
Consolidated	$24,018,000	2.79%	$34,434,409	>	4.0%	N/A		N/A
Bank	27,069,000	3.14%	34,482,803	>	4.0%	$43,103,503	>	5.0%

December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	$75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	$45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	$53,072,700	>	5.0%

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Subtopic 855-10, Subsequent Events, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements.  ASU No. 2010-09 is not expected to have a material impact on the Company.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”).  ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30.  ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”).  ASU No. 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable.  Existing disclosures were amended to require a rollforward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans.  Nonaccrual and impaired loans by class must also be shown.  ASU No. 2010-20 also requires disclosures regarding: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) troubled debt restructuring (“TDRs”) by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures.  Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010.  ASU No. 2010-20 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For Each of the Three Months and Nine Months in the Period Ended

September 30, 2010 and 2009

The following discussion of financial condition as of September 30, 2010 compared to December 31, 2009, and the results of operations for the three months and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Executive Summary and Recent Developments

The Company’s total assets at September 30, 2010, were approximately $852.6 million, which represented a decrease of approximately $95.8 million, or 10.10%, from December 31, 2009.  A net loss of $9.3 million, $2.22 per diluted share, was recorded for the nine months ended September 30, 2010 compared to a net loss of $31.3 million, or $7.44 per diluted share, for the nine months ended September 30, 2009.

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

Financial Condition

The composition of assets and liabilities for the Company is as follows:

	September 30,	December 31,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Assets:
Total cash and cash equivalents	$104,811	$33,392	$71,420	213.88%
Securities available for sale	40,722	126,940	(86,218)	-67.92%
Loans, net of unearned income	607,723	718,307	(110,584)	-15.40%
Cash surrender value of life insurance	13,409	13,011	398	3.06%
Intangible assets, net of amortization	2,277	2,549	(272)	-10.67%
Other real estate owned	61,612	21,066	40,546	192.47%
Total assets	852,581	948,380	(95,799)	-10.10%
Liabilities:
Deposits	786,303	861,157	(74,854)	-8.69%
FHLB advances	29,000	39,000	(10,000)	-25.64%
Subordinated debentures	1,400	1,400	—	—
Junior subordinated debentures	10,310	10,310	—	—
Accrued expenses and other liabilities	1,941	1,896	45	2.37%
Total liabilities	832,421	918,741	(86,320)	-9.40%

Loan to Deposit Ratio	77.29%	83.41%

Significant changes in the composition of assets include the increase in total cash and cash equivalents of $71.4 million which was primarily due to the sales, maturities, calls and paydowns of securities of $93.7 million and to the payoffs of loans from customers of approximately $56.2 million.  The increase in total cash and cash equivalents was reduced by the payout of $74.9 million of deposits, mostly maturing wholesale time deposits, and by the $10.0 million pay off of maturing Federal Home Loan Bank advances.  The Company invested approximately $7.5 million in securities as of September 30, 2010.

Other significant changes in the composition of assets were the decrease in loans followed by the increase in other real estate owned during the first nine months of 2010.  The Company had approximately $8.8 million in loans charged off during the first nine months of 2010 along with approximately $47.5 million moving to other real estate owned and to other assets.

The most significant change in the composition of liabilities was the decrease in deposits, which decreased approximately $74.8 million.  Savings accounts and non-interest bearing deposits had an increase of approximately $4.2 million while money market and NOW accounts and time deposits decreased $79.0 million.  Time deposits, including wholesale and core deposits, are our principal source of funds for loans and investing in securities.  Local retail time deposits at September 30, 2010, increased approximately $17.4 million since December 31, 2009 due to management’s efforts to increase core deposits and to continue reducing the Bank’s reliance on brokered deposits.  The Company was able to decrease brokered deposits at September 30, 2010 by approximately $71.1 million compared to December 31, 2009 primarily due to its ability to replace them with retail deposits obtained both locally and through a national rate-listing service.

Due to our strong loan demand in the past, we chose to obtain a portion of our deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We have also utilized out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  Our brokered time deposits represented 21.00% of our deposits as of September 30, 2010 when compared to 27.43% of our deposits as of December 31, 2009.

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

Investment Securities

Securities in our portfolio totaled $40.7 million at September 30, 2010, compared to $126.9 million at December 31, 2009.  The decrease in the securities portfolio has resulted from the sales of approximately $11.3 million in U.S. government sponsored enterprises and mortgage-backed securities, the calls of approximately $18.6 million in U.S. government sponsored enterprises and state, county and municipal bonds, the maturity of $57.0 million in U.S. Treasury securities and the paydowns of approximately $6.7 million in mortgage-backed securities.  The Company purchased approximately $7.5 million in mortgage-backed securities during the first nine months of 2010.  At September 30, 2010, the securities portfolio had unrealized net gains of approximately $637 thousand.

The following table shows the carrying value of the investment securities at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Securities available for sale:
U. S. Treasury Securities	$—	$57,157
U. S. Government Sponsored Enterprises	5,104	27,617
State and political subdivisions	15,331	15,156
Mortgage-backed Securities	20,053	26,711
Other Investments	234	299
Total	$40,722	$126,940

The following table summarizes securities disposal activities for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)
Proceeds from sales	$11,347	$—	$11,347	$51,612
Proceeds from calls	2,545	5,040	18,635	5,220
Proceeds from maturities	20,500	27,347	57,000	56,080
Paydowns	2,208	1,329	6,734	9,568
Total	$36,600	$33,716	$93,716	$122,480

Gross gains	$557	$16	$600	$1,400
Gross losses	(1)	(1)	(1)	(11)
Impairment losses	—	—	—	(58)
Net gains of securities	$556	$15	$599	$1,331

Income tax expense	$—	$5	$—	$472

Loans

Total loans, net of unearned income decreased approximately $110.6 million, or 15.40%, at September 30, 2010, from December 31, 2009 as management has made an effort to limit loan growth in order to preserve capital for the Company.  Also, total loans have decreased due to approximately $8.8 million in loans being charged off and approximately $47.5 million in loans being transferred to other real estate owned and other assets during the first nine months of 2010.  Management is limiting credit availability especially for commercial real estate and acquisition, development and construction loans and pursuing collection efforts aggressively in an effort to reduce the Bank’s exposure to commercial real estate and acquisition, development and construction, pursuant to the Order.  The following table presents a summary of the loan portfolio by category.

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)

Commercial	$44,788	$51,674
Real estate - commercial	273,746	304,468
Real estate - construction	190,463	263,271
Real estate - mortgage	93,155	92,013
Obligations of political subdivisions in the U.S.	205	295
Consumer	5,488	6,838
Total Loans	607,845	718,559
Less:
Unearned loan fees	(122)	(252)
Allowance for loan losses	(18,653)	(21,479)
Loans, net	$589,070	$696,828

At September 30, 2010, the Company had seventeen loans with outstanding balances totaling $56.3 million with loan-funded interest reserves.  The amount of capitalized interest from interest reserves for 2010 was $917 thousand.

Pursuant to the Order, the Bank adopted and implemented a policy limiting the use of loan interest reserves.  This policy confines the use of interest reserves to properly underwritten construction and development loans for which development or building plans have specific timetables that commence within a reasonable time of the loan’s approval and that include realistic timetables.

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

Asset Quality

At September 30, 2010, gross loans were 71.3% of total assets.  Management considers asset quality to be of primary importance.  Management has a credit administration and loan review process, which monitors, controls and measures our credit risk, standardized credit analyses and our comprehensive credit policy.  Our level of nonperforming assets has remained at a high level since 2009 as a result of a slowing economy and the devaluation of real estate.  Our non-performing assets have continued to increase since the beginning of the economic downturn in 2007, when management began to aggressively recognize impaired loans based on an ongoing process of identifying early signs of stress in our loan portfolio.  Any significant events that may occur subsequent to any financial statement date are reviewed by management to determine if any impact is material to the financial statements.  If the event is deemed to be material, the financial statements are adjusted to reflect the impact of the event.

The following table presents a summary of changes in the allowance for loan losses for the three and nine month periods ended September 30, 2010 and 2009.

Analysis of Changes in Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)

Balance beginning of period	$19,323	$14,911	$21,479	$11,672
Loans charged-off	(3,089)	(11,798)	(8,810)	(14,709)
Recoveries	241	138	470	220
Net charge-offs	(2,848)	(11,660)	(8,340)	(14,489)
Provision for loan losses	2,178	11,352	5,514	17,420
Balance end of period	$18,653	$14,603	$18,653	$14,603

Total Loans:
At period end	$607,723	$760,500	$607,723	$760,500
Average	640,979	782,622	678,932	789,869

As a percentage of average loans (annualized):
Net charge-offs	1.78%	5.91%	1.64%	2.45%
Provision for loan losses	1.36%	5.80%	1.08%	2.95%
Allowance as a percentage of period end loans	3.07%	1.92%	3.07%	1.92%
Allowance as a percentage of non-performing loans	21.06%	20.89%	21.06%	20.89%

The loan portfolio is reviewed periodically to evaluate outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2010 is adequate to absorb losses inherent in the loan portfolio.  This analysis includes a review of delinquency trends, actual losses, and internal credit ratings.  Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  While management uses available information to recognize losses on loans, reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change cannot be estimated.

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

The Company’s allowance as a percentage of nonperforming loans has increased when comparing the three months and nine months ended September 30, 2010 to the three months and nine months ended September 30, 2009.  While the nonperforming loans have increased when comparing the three months and nine months ended September 30, 2010 to the same period in the prior year, the Company has been able to maintain a higher allowance for loan loss and have been able to have fewer partial charge-offs on the nonperforming loans.  The Company recorded most of the nonperforming loans at the fair value of the underlying collateral, which significantly increased charge-offs during 2009 followed by an increase to the provision for loan losses, based upon management’s analysis of the allowance for loan losses.  When comparing the Company’s allowance as a percentage of nonperforming loans from December 31, 2009 to September 30, 2010, the percentage increased from 18.53% at December 31, 2009 to 21.06% at September 30, 2010 due to a decrease in nonperforming loans at September 30, 2010.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, repossessed assets and other real estate owned. The following summarizes non-performing assets:

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Accruing loans 90 days past due	$—	$645
Non-accrual loans	88,561	115,294
Repossessed assets	5	1
Other real estate owned	61,612	21,066
Total non-performing assets	$150,178	$137,006

Nonperforming assets increased $13.2 million, or 9.61%, from December 31, 2009 to September 30, 2010.  Non-accrual loans decreased approximately $26.7 million from December 31, 2009 to September 30, 2010, largely due to approximately $47.5 million moving to other real estate owned and other assets, $8.6 million in partial charge-offs on non-accrual loans and approximately $8.6 million in pay downs.   During the first nine months of 2010, there was approximately $38.0 million in loans moved to non-accrual.  All non-accrual loans are adequately collateralized based on management’s judgment and supported by recent collateral appraisals.  Other real estate owned increased $40.5 million from December 31, 2009 to September 30, 2010.  This increase is largely due to the addition of $46.7 million in foreclosed properties and $839 thousand in capitalized improvements on several foreclosed properties being offset by the sale of $5.3 million in foreclosed properties resulting in a loss of $225 thousand on these properties.  The Company has written down $1.5 million for several foreclosed properties based upon updated appraisals.

The Company had $16.0 million and $12.8 million in loans that would be defined as trouble debt restructurings (“TDR”) at September 30, 2010 and at December 31, 2009, respectively.  Of those amounts, $13.5 million and $1.6 million were accruing as of September 30, 2010 and December 31, 2009, respectively, as they were performing in accordance with their restructured terms.  At September 30, 2010, there were approximately $2.0 million in TDR loans that had a related allowance of approximately $501 thousand.  At December 31, 2009, there were no TDR loans that had a related allowance.

Our policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.  Any loan which becomes 90 days past due as to principal or interest is automatically placed on non-accrual.  Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

Our loan officers usually notify management first when they determine that a loan relationship may be showing signs of distress or issues with collectability of scheduled payments.  Also, management is constantly reviewing and discussing past due loans with loan officers in efforts to identify further troubled loan relationships as soon as possible.  Quarterly rated loan reviews are conducted by management to further monitor troubled loan relationships and potential loss exposure.  Also, all loan relationships greater than $500 thousand are reviewed annually in the Officers’ Annual Review Committee.  Loan officers are required to either validate the appraised values of collateral or order new appraisals when it is determined that a material change in the value of the property may have occurred.

At the time a loan is placed on non-accrual, an impairment analysis is performed.  If a current appraisal is not on file, a new appraisal for the collateral is obtained by an independent, third-party appraiser within thirty days of engagement.  Once the new appraisal has been reviewed and accepted by the senior vice president of credit administration, the impairment calculation is completed to determine the net realizable value of the loan with the appraised value being adjusted for certain costs including, but not limited to, sales commissions, closing costs, costs to complete or make ready for sale, property taxes, and, if necessary, an additional adjustment for market conditions.  If the loan is determined to be collateral dependent, the loan balance in excess of the net realizable value is charged off immediately.  Generally, the underlying collateral securing collateral-dependent nonperforming loans consists of residential lots, residential dwellings, undeveloped land tracts, timber tracts and developed land tracts.  If the loan is not determined to be collateral dependent, a specific allocation within the allowance for loan loss is provided for the loan once the impairment calculation is complete.  Once management determines that the loan is impaired and placed on non-accrual, the loan is transferred to our Special Assets Division for close monitoring and collection.

There are no commitments to lend additional funds to customers with loans on non-accrual status at September 30, 2010.  Moreover, pursuant to the Order, the Bank is prohibited from extending new credit to anyone who has caused a loss to the Bank.

As of September 30, 2010 and December 31, 2009, the Company’s other real estate owned consisted of the following:

	As of September 30, 2010		As of December 31, 2009
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
	(Dollars in Thousands)
1-4 Family residential properties	25	$2,732	23	$2,958
Multifamily residential properties	4	13,720	2	238
Nonfarm nonresidential properties	18	13,514	13	8,994
Farmland properties	3	1,252	—	—
Construction & land development properties	52	30,394	35	8,876
Total	102	$61,612	73	$21,066

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

Deposits

Total deposits at September 30, 2010 were $786.3 million, a decrease of $74.9 million, or 8.69%, from December 31, 2009.  Total interest bearing demand (money market and NOW accounts), non-interest bearing demand accounts and savings accounts of $174.0 million decreased $21.1 million, or 10.82% from December 31, 2009 resulting mainly from several customers moving their deposits to our competitors, who have had more competitive rates during the first nine months of 2010.

Total time deposits as of September 30, 2010 were $612.3 million, a decrease of $53.7 million, or 8.07%, from December 31, 2009.  Total retail time deposits at September 30, 2010 increased approximately $17.4 million, or 2.84% of total time deposits, from December 31, 2009 due to managements’ efforts to increase core deposits with internet CDs and to continue reducing the Bank’s reliance on brokered deposits.  Pursuant to the Order and FDIC regulations, as a result of our significantly-undercapitalized status, the Bank is prohibited from accepting, renewing or rolling over brokered deposits absent a waiver from the FDIC.  The weighted average rates paid for retail time deposits for the three and nine months ended September 30, 2010 was 2.15% and 2.34%, respectively, compared to 3.00% and 3.27% for the three and nine months ended September 30, 2009, respectively.  Total brokered deposits at September 30, 2010 decreased approximately $71.1 million, or 11.61% of total time deposits, from December 31, 2009, resulting mainly from our ability to replace brokered deposits with retail deposits during the first nine months of 2010.  The weighted average rates paid for brokered deposits for the three and nine months ended September 30,

2010 were 3.88% and 3.66%, respectively, compared to 3.41% and 3.59% for the three and nine months ended September 30, 2009, respectively.  Because we are currently classified as less than well capitalized, we are prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity in our Georgia markets.  In our Jacksonville market, however, we are prohibited from paying in excess of 75 basis points above the national average on deposits, as calculated by the FDIC.

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

The following table shows the significant components of net loss:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Interest and Dividend Income	$27,323	$35,504	$(8,181)	-23.04%
Interest Expense	15,191	21,580	(6,389)	-29.61%
Net Interest Income	12,131	13,923	(1,792)	-12.87%
Provision for Loan Losses	5,514	17,420	(11,906)	-68.35%
Noninterest Income	3,167	4,475	(1,308)	-29.23%
Noninterest Expense	19,114	39,044	(19,930)	-51.05%
Net Loss	(9,329)	(31,328)	21,999	70.22%
Net Loss Per Diluted Share	(2.22)	(7.44)	5.22	70.16%

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Interest and Dividend Income	$8,593	$11,255	$(2,662)	-23.65%
Interest Expense	4,654	7,223	(2,569)	-35.57%
Net Interest Income	3,939	4,032	(93)	-2.31%
Provision for Loan Losses	2,178	11,352	(9,174)	-80.81%
Noninterest Income	1,401	1,132	269	23.77%
Noninterest Expense	6,821	6,495	326	5.02%
Net Loss	(3,659)	(8,288)	4,629	55.86%
Net Loss Per Diluted Share	(0.87)	(1.97)	1.10	55.84%

Net Interest Income

Our primary source of income is interest income from loans and investment securities.  Our profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income decreased $1.8 million, or 12.87%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Net interest income decreased $93 thousand, or 2.31%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Total interest and dividend income for the three and nine months ended September 30, 2010 decreased $2.7 million, or 23.65%, and $8.2 million, or 23.04%, respectively, when compared to the three and nine months ended September 30, 2009.  This decrease is primarily due to decrease in the volume of loans due to payoffs from customers, an increase in the volume of nonperforming loans on non-accrual status and/or moving to other real estate owned and a decrease in interest on securities from the purchase of low-yielding U.S. government sponsored enterprises securities purchased during the second quarter of 2009 when the Bank restructured its investment portfolio combined with the purchase of short-term U.S. treasury bills during 2009 which are being used to meet liquidity needs.

Average loans and loans held for sale portfolios for the three and nine months ended September 30, 2010 decreased $141.6 million, or 18.10%, and $110.9 million, or 14.04%, respectively, when compared to average loans and loans held for sale portfolios for the three and nine months ended September 30, 2009.  The average yield on loans decreased for the three and nine months ended September 30, 2010 to 5.02% and 5.04%, respectively, compared to an average yield of 5.29% and 5.51% for the three and nine months ended September 30, 2009.  While we have experienced a decrease in the volume of loans, the Company has managed to increase the average rate paid on the remaining accruing loans when comparing the three and nine months ended September 30, 2010 to the same periods in 2009.

Total interest expense for the three and nine months ended September 30, 2010 decreased $2.6 million, or 35.57%, and $6.4 million, or 29.61%, respectively, when compared to the three and nine months ended September 30, 2009.  Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each.  Average deposit balances decreased approximately $193.1 million and $88.9 million when comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009, respectively.  The average rate paid on the deposit portfolios for the three and nine months ended September 30, 2010 decreased to 2.31% and 2.42%, respectively, from 2.87% and 3.09% when compared to the three and nine months ended September 30, 2009.  Average borrowing balances decreased approximately $17.8 million and $16.1 million when comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009, respectively.  Average interest rates paid on borrowings were 3.19% and 2.92% for the three and nine months ended September 30, 2010, respectively, compared to 3.27% and 3.24% for the three and nine months ended September 30, 2009, respectively.

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

For the three months ended September 30, 2010 and 2009, our tax equivalent net interest spread was 2.11% and 1.39%, respectively, while the tax equivalent net interest margin was 2.07% and 1.56%, respectively.  For the nine months ended September 30, 2010 and 2009, our tax equivalent net interest spread was 2.01% and 1.86%, respectively, while the tax equivalent net interest margin was 2.00% and 1.97%, respectively.  The increases in net interest spread and net interest margin from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010, were due to the decrease in the average rates paid on interest-bearing deposits caused by the rate restrictions from being less than well capitalized.  We are prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity in our Georgia markets.  In our Jacksonville market, however, we are prohibited from paying in excess of 75 basis points above the national average on deposits, as calculated by the FDIC.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Three Months Ended September 30,
	2010			2009
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets
Loans, net of unearned income (4) (5) (6)	$640,979	$8,112	5.02%	$782,622	$10,424	5.29%
Investment securities - taxable (7)	42,833	289	2.68%	144,475	615	1.69%
Investment securities - tax-exempt (6) (7)	13,907	140	6.05%	14,342	147	6.16%
Other interest and dividend income	71,717	52	0.29%	106,522	69	0.26%
Total earning assets	769,436	8,593	4.47%	1,047,961	11,255	4.29%

Non-interest-earning assets
Allowance for loan losses	-19,190			-15,049
Cash and due from banks	7,505			12,855
Premises and equipment	30,201			31,481
Accrued interest receivable	3,863			5,436
Other real estate owned	48,592			9,316
Other assets	22,784			22,477
Total assets	$863,191			$1,114,477

Interest bearing liabilities
Interest bearing demand	$108,482	$188	0.69%	$165,538	$655	1.57%
Savings	9,183	8	0.35%	9,456	11	0.46%
Time deposits	618,971	4,095	2.62%	751,271	6,039	3.19%
Total interest bearing deposits	736,636	4,291	2.31%	926,265	6,705	2.87%
Federal Home Loan Bank advances	33,390	253	3.01%	51,139	406	3.15%
Other borrowings	1,400	43	12.17%	1,483	43	11.50%
Junior subordinated debentures	10,310	67	2.58%	10,310	69	2.66%
Total borrowed funds	45,100	363	3.19%	62,932	518	3.27%
Total interest-bearing liabilities	781,736	4,654	2.36%	989,197	7,223	2.90%

Non-interest bearing deposits	52,503			56,016
Other liabilities	6,253			5,382
Shareholders’ equity	22,699			63,882
Total Liabilities and Shareholders’ Equity	$863,191			$1,114,477
Net interest revenue (1)		$3,939			$4,032
Net interest spread (2)			2.11%			1.39%
Net interest margin (3) (6)			2.07%			1.56%

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

(5) Interest income includes loan fees as follows (in thousands): 2010 - $210; 2009 - $276

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.

Average Consolidated Balance Sheet and Net Interest Margin Analysis

	For the Nine Months Ended September 30,
	2010			2009
	(Dollar amounts in thousands)
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets
Loans, net of unearned income (4) (5) (6)	$678,932	$25,597	5.04%	$789,869	$32,556	5.51%
Investment securities - taxable (7)	74,601	1,171	2.10%	112,795	2,400	2.84%
Investment securities - tax-exempt (6) (7)	13,994	430	6.22%	15,406	470	6.18%
Other interest and dividend income	58,964	125	0.28%	45,340	77	0.23%
Total earning assets	826,491	27,323	4.46%	963,410	35,503	4.96%

Non-interest-earning assets
Allowance for loan losses	-20,800			-12,952
Cash and due from banks	8,939			38,620
Premises and equipment	30,503			31,613
Accrued interest receivable	4,361			5,903
Other real estate owned	36,568			10,841
Other assets	27,674			36,305
Total assets	$913,736			$1,073,740

Interest bearing liabilities
Interest bearing demand	$116,481	$650	0.75%	$153,345	$1,859	1.62%
Savings	9,146	23	0.34%	8,741	26	0.40%
Time deposits	655,558	13,494	2.75%	706,897	18,167	3.44%
Total interest bearing deposits	781,185	14,167	2.42%	868,983	20,052	3.09%
Federal Home Loan Bank advances	35,302	710	2.69%	51,392	1,145	2.98%
Other borrowings	1,400	127	12.13%	1,442	128	11.87%
Junior subordinated debentures	10,310	188	2.44%	10,310	255	3.31%
Total borrowed funds	47,012	1,025	2.92%	63,144	1,528	3.24%
Total interest-bearing liabilities	828,197	15,192	2.45%	932,127	21,580	3.10%

Non-interest bearing deposits	52,504			53,606
Other liabilities	6,892			6,949
Shareholders’ equity	26,143			81,058
Total Liabilities and Shareholders’ Equity	$913,736			$1,073,740
Net interest revenue (1)		$12,131			$13,923
Net interest spread (2)			2.01%			1.86%
Net interest margin (3) (6)			2.00%			1.97%

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

(5) Interest income includes loan fees as follows (in thousands): 2010 - $708; 2009 - $969

(6) Average rate reflects taxable equivalent adjustments using a tax rate of 34 percent.

(7) Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months and nine months ended September 30, 2010 compared to September 30, 2009.

Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 Compared to 2009			2010 Compared to 2009
	Changes due to (a)			Changes due to (a)
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Amounts in thousands)
Interest earned on:
Loans	$(2,643)	$331	$(2,312)	$(7,801)	$842	$(6,959)
Investment securities:
Taxable investment securities	(370)	44	(326)	(832)	(397)	(1,229)
Tax-exempt investment securities	(5)	(2)	(7)	(47)	7	(40)
Interest earning deposits	(24)	7	(17)	27	21	48
Total interest income	(3,042)	380	(2,662)	(8,653)	473	(8,180)

Interest paid on:
Deposits:
Interest bearing demand deposits	(174)	(293)	(467)	(370)	(839)	(1,209)
Savings	—	(3)	(3)	1	(4)	(3)
Time deposits	(1,462)	(482)	(1,944)	(2,384)	(2,289)	(4,673)
Other borrowings and FHLB advances	(136)	(17)	(153)	(332)	(104)	(436)
Junior subordinated debentures	—	(2)	(2)	—	(67)	(67)
Total interest expense	(1,772)	(797)	(2,569)	(3,085)	(3,303)	(6,388)

Decrease in net interest revenue	$(1,270)	$1,177	$(93)	$(5,568)	$3,776	$(1,792)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2010 was $5.5 million compared to $17.4 million for the same period of 2009.  The provision for loan losses for the third quarter of 2010 was $2.2 million compared to $11.4 million for the same period of 2009.  While there is an increase in nonperforming loans and a decrease in loan activity for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, the Company decreased its provision for loan losses based on management’s analysis of the allowance for loan losses.  Net charge-offs as an annualized percentage of average outstanding loans for the three and nine months ended September 30, 2010 were 1.78% and 1.64%, respectively, as compared with 5.91% and 2.45% for the three and nine months ended September 30, 2009, respectively.  Net loan charge-offs decreased significantly during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, due mainly to the Company writing down $11.8 million for several impaired loans during the third quarter of 2009 to their net realizable value compared to $3.1 million in loans being written down during the third quarter of 2010.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses are included in the Asset Quality section of this report.

Non-interest Income

Composition of other noninterest income is as follows:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Service charges on deposit accounts	$1,179	$1,304	$(125)	-9.59%
Other service charges, commissions and fees	443	374	69	18.45%
Gain on sales, calls and impairment write-down of investment securities	600	1,331	(731)	-54.92%
Mortgage origination income	218	643	(425)	-66.10%
Other income	727	823	(96)	-11.66%
Total noninterest income	$3,167	$4,475	$(1,308)	-29.23%

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Service charges on deposit accounts	$387	$464	$(77)	-16.59%
Other service charges, commissions and fees	151	136	15	11.03%
Gain on sales, calls and impairment write-down of investment securities	557	15	542	3613.33%
Mortgage origination income	68	249	(181)	-72.69%
Other income	238	268	(30)	-11.19%
Total noninterest income	$1,401	$1,132	$269	23.76%

Non-interest income for the three months ended September 30, 2010 increased $269 thousand, or 23.76%, when compared to the three months ended September 30, 2009.  Non-interest income for the nine months ended September 30, 2010 decreased $1.3 million, or 29.23%, when compared to the nine months ended September 30, 2009.  Service charges on deposit accounts are evaluated against service charges from other banks in our local markets and against the Bank’s own cost structure in providing the deposit services.  This income correlates with the Bank’s demand deposit account base.  During the first nine months of 2010, the Bank experienced a decrease in the number of core transaction deposit accounts.  Total service charges, including non-sufficient funds fees, decreased approximately $77 thousand, or 16.59%, and $125 thousand, or 9.59%, for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009.

The decrease in the gain on sales/calls of investment securities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily due to the Company recording $1.3 million in gains from the sales of several mortgage-backed securities during the first nine months of 2009 as compared to $600 thousand in gains from the calls of state, county and municipal bond and the sale of several U.S. government sponsored enterprises securities and mortgage—backed securities during the first nine months of 2010.  The increase in the gain on sales/calls of investment securities for the three months ended September 30, 2010 compared to the same period in 2009 is primarily due to the Company recording $557 thousand in gains from the sale of several U.S. government sponsored enterprises securities and mortgage-backed securities.

The decrease in mortgage origination income for the three and nine months ended September 30, 2010 is primarily due to the decrease in the number of mortgage loan closings.  Approximately 18 mortgage loan closings occurred during the third quarter of 2010 compared to 70 mortgage loan closings for the same period in 2009.  For the nine months ended September 30, 2010, there were approximately 53 mortgage loan closings that occurred compared to 205 mortgage loan closings for the nine months ended September 30, 2009.

The decrease in other income for the three and nine months ended September 30, 2010, compared to the same periods in 2009 is due to the decrease in commission fees from our wealth management department.

Non-interest Expense

Composition of other noninterest expense is as follows:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$6,597	$7,839	$(1,242)	-15.84%
Occupancy expense	1,326	1,355	(29)	-2.15%
Equipment rental and depreciation of equipment	895	965	(70)	-7.25%
(Gain) loss on sale of other assets	6	(62)	68	-109.68%
Loss on sale and impairment of other real estate	1,719	2,432	(713)	-29.32%
Other real estate expense	1,779	653	1,126	172.43%
FDIC and state banking assessments	3,431	1,884	1,547	82.11%
Goodwill impairment	—	19,534	(19,534)	-100.00%
Other expenses	3,361	4,444	(1,083)	-24.37%
Total noninterest expense	$19,114	$39,044	$(19,930)	-51.04%

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in Thousands)
Salaries and employee benefits	$2,046	$2,424	$(378)	-15.59%
Occupancy expense	443	463	(20)	-4.32%
Equipment rental and depreciation of equipment	300	333	(33)	-9.91%
(Gain) loss on sale of other assets	5	(106)	111	-104.72%
Loss on sale and impairment of other real estate	1,323	942	381	40.45%
Other real estate expense	477	317	160	50.47%
FDIC and state banking assessments	1,103	729	374	51.30%
Goodwill impairment	—	—	—	—
Other expenses	1,124	1,393	(269)	-19.31%
Total noninterest expense	$6,821	$6,495	$326	5.02%

Non-interest expense for the three months ended September 30, 2010 increased $326 thousand, or 5.02%, when compared to the three months ended September 30, 2009.  This increase is primarily due to the loss on the sale and impairment of other real estate properties which increased by $381 thousand and from an increase of $374 thousand in quarterly FDIC assessments with an offset of a decrease of $378 thousand in salary and employee benefits with the Company eliminating its accrual on the 401k match for employees and from a reduction in staff.  Non-interest expense for the nine months ended September 30, 2010 decreased $19.9 million, or 51.04%, when compared to the nine months ended September 30, 2009.  This decrease is primarily due to the Company recording a $19.5 million charge for goodwill impairment during the second quarter of 2009.

The decrease in the loss on the sale and impairment of other real estate owned for the nine months ended September 30, 2010 is primarily attributed to the Company recording a loss on one particular foreclosed property totaling to $1.3 million during the second quarter of 2009.  The increase in the loss on the sale and impairment of other real estate owned for the three months ended September 30, 2010 is attributed to the impairment of $1.1 million of several other real estate owned properties based upon updated appraisals.  The increase in other real estate expenses is attributed to the number of other real estate properties that the Company owns.  At September 30, 2010, the Company had a total of 102 other real estate owned properties compared to 54 properties at September 30, 2009.

The increase in the FDIC and state banking assessments for the three and nine months ended September 30, 2010 is attributable to our risk classification with the FDIC.  Since entering into the Order with the FDIC, the Company has had higher quarterly assessments due to our risk classification.

The decrease in salaries and employee benefits for the three and nine months ended September 30, 2010 compared to the same period in 2009 is primarily due to no accrual of bonuses, a decrease in the expense relating to the salary continuation plan based upon changes to the plan, the utilization of a bank officer one day per quarter furlough, the elimination of the accrual on the Company’s 401k match for their employees and a small reduction in staff.  At September 30, 2010, the number of full-time equivalent employees was 158 employees compared to 165 employees at September 30, 2009.

The decreases in equipment rental and depreciation of equipment, occupancy expense and other expenses are not attributable to any one particular item, but represent the Company’s efforts to decrease controllable noninterest expense.

Income Tax Expense

The Company recorded a valuation allowance for the balance of the recorded deferred tax asset as of December 31, 2009 and for the three and nine months ended September 30, 2010 since it is presently more likely than not that the deferred tax asset will not be realized.  With respect to the Company’s cumulative losses as of September 30, 2010, we have determined that it is more likely than not that any income tax benefit that would have been recorded would not be realized.  For the three and nine months ended September 30, 2009, income tax benefit of $4.4 million and $6.7 million was recognized with an effective tax rate of 34.65% and 17.70%, respectively.  The effective tax rate for the nine months ended September 30, 2009 was lower than the statutory tax rates primarily due to the tax-free income from certain investment securities and loans that are exempt from income taxes and tax credits received from affordable housing investments and the goodwill impairment charge.  The majority of the goodwill from the two acquisitions in 2006 and 2007 was treated as tax-free exchanges, which was not recognized for tax reporting purposes and therefore no tax deduction was allowed for the impairment charge.  Likewise, no tax benefit for the goodwill was recognized in the financial statements relating to the $19.5 million charge.

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

The Company also has the ability, on a short-term basis, to purchase up to $11 million in federal funds from other financial institutions. At September 30, 2010, the Company had no federal funds purchased. At September 30, 2010, we do not have any further borrowing capacity with the Federal Home Loan Bank with $29.0 million in outstanding advances.  The Company has a total available line of $21.9 million, subject to available collateral, from the Federal Reserve Bank (FRB).  The Company had no advances on the FRB line at September 30, 2010.

The Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 10%. The Bank’s liquidity ratios at September 30, 2010 and 2009 were 17.94% and 25.94%, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).  Pursuant to the Order, Tier 1 Capital must equal or exceed 8.00% of the Bank’s total assets and the Bank’s Total Risk-based Capital must equal or exceed 10.00% of the Bank’s total risk-weighted assets, within 90 days of the effective date of the Order.  At September 30, 2010, the Bank was not in compliance with the Order, with Tier 1 capital to average assets at 3.14% and total risk-based capital to risk-weighted assets at 5.49%.  As a result of our regulatory capital ratios, we are considered “significantly undercapitalized” by our bank regulatory authorities as of September 30, 2010.  As a result of our significantly-undercapitalized status, on March 26, 2010, the Bank received a Notification of Prompt Corrective Action, which notified the Bank that it is subject to greater regulatory monitoring and certain additional discretionary safeguards may be imposed by regulatory authorities, which may have a direct material effect on our financial statements.

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

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 follow:

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2010

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$37,396,000	5.55%	$53,904,144	>	8.0%	N/A		N/A
Bank	37,018,000	5.49%	53,942,441	>	8.0%	$67,428,051	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$24,018,000	3.56%	$26,986,517	>	4.0%	N/A		N/A
Bank	27,069,000	4.02%	26,934,328	>	4.0%	$40,401,493	>	6.0%

Tier I Capital To Average Assets
Consolidated	$24,018,000	2.79%	$34,434,409	>	4.0%	N/A		N/A
Bank	27,069,000	3.14%	34,482,803	>	4.0%	$43,103,503	>	5.0%

December 31, 2009

Total Risk-Based Capital To Risk Weighted Assets:
Consolidated	$47,485,000	6.28%	$60,490,446	>	8.0%	N/A		N/A
Bank	46,763,000	6.19%	60,436,834	>	8.0%	$75,546,042	>	10.0%

Tier I Capital To Risk Weighted Assets:
Consolidated	$36,490,000	4.83%	$30,219,462	>	4.0%	N/A		N/A
Bank	35,771,000	4.73%	30,250,317	>	4.0%	$45,375,476	>	6.0%

Tier I Capital To Average Assets
Consolidated	$36,490,000	3.44%	$42,430,233	>	4.0%	N/A		N/A
Bank	35,771,000	3.37%	42,458,160	>	4.0%	$53,072,700	>	5.0%

We had outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $10.3 million at September 30, 2010 and December 31, 2009.  The Trust Preferred Securities qualify as a Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At September 30, 2010, $6.6 million of the Trust Preferred Securities qualified as Tier 1 capital and all of the Trust Preferred Securities qualified as a Tier I capital at December 31, 2009.  We had outstanding subordinated debentures totaling $1.4 million at September 30, 2010 and December 31, 2009.  The subordinated debentures qualify as a Tier II capital under risk-based capital guidelines.  At September 30, 2010 and December 31, 2009, all of the subordinated debentures qualify as a Tier II capital.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For the Nine Months Ended September 30, 2010

Pursuant to Item 305(e) of Regulation S-K, no disclosure under this item is required.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Item 4T. Controls and Procedures

For the Nine Months Ended September 30, 2010

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

During the third quarter of 2010, there were no significant changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC SOUTHERN FINANCIAL GROUP, INC.

Part II. Other Information

For the Nine Months Ended September 30, 2010

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

Date: November 12, 2010